Form 10-Q
period 1996-06-30
TRANSTAR HOLDINGS LP
filed 1996-08-08
CIK 916533

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from                   to

                  Commission File Number

                             TRANSTAR HOLDINGS, L.P.
                          TRANSTAR CAPITAL CORPORATION

             (Exact name of registrant as specified in its charter)

               DELAWARE                               13-3486874
               DELAWARE                               13-3745313
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

                                 345 PARK AVENUE
                               NEW YORK, NY 10154
              (Address and zip code of principal executive offices)

                                 (212) 935-2626
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X            No
                               ---              ---

                             Transtar Holdings, L.P.
                          Transtar Capital Corporation
                                    Form 10-Q
                      Quarterly Period Ended June 30, 1996

                                      INDEX

                                                                                                        PAGE
                                                                                                        ----
PART I -  FINANCIAL INFORMATION

         A.   TRANSTAR HOLDINGS, L.P.
                 Consolidated Balance Sheet                                                               3
                 Consolidated Statements of Income and Partners' Equity                                   4
                 Consolidated Statement of Cash Flows                                                     5
                 Notes to Consolidated Financial Statements                                               6
                 Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                   7

         B.   TRANSTAR, INC.
                 Consolidated Balance Sheet                                                               8
                 Consolidated Statements of Income and Retained Earnings                                  9
                 Consolidated Statement of Cash Flows                                                    10
                 Notes to Consolidated Financial Statements                                              11
                 Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                  12

PART II -  OTHER INFORMATION                                                                             14

SIGNATURE                                                                                                15

PART I - FINANCIAL INFORMATION
   A.  TRANSTAR HOLDINGS, L.P.

                             TRANSTAR HOLDINGS, L.P.
                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                        June 30,       December 31,
                                                          1996             1995
                                                        --------       ------------
                                                           (dollars in thousands)

    ASSETS
Current assets:
  Cash and cash equivalents                            $      22        $      95
  Other current assets                                       166              365
                                                       ---------        ---------
    Total current assets                                     188              460
Restricted cash                                           22,466           23,096
Investment in Transtar                                    (5,009)         (15,417)
Other assets                                               5,474            5,843
                                                       ---------        ---------
    Total assets                                       $  23,119        $  13,982
                                                       =========        =========


    LIABILITIES
Current liabilities:
  Accounts payable and other current liabilities       $     297        $     615
Long-term debt                                           139,411          130,673
                                                       ---------        ---------
    Total liabilities                                    139,708          131,288
   PARTNERS' EQUITY (DEFICIT)                           (116,589)        (117,306)
                                                       ---------        ---------
    Total liabilities and partners' equity             $  23,119        $  13,982
                                                       =========        =========


The accompanying notes are an integral part of these consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.
                        CONSOLIDATED STATEMENT OF INCOME

                                   (UNAUDITED)

                                                               Three months ended                         Six months ended
                                                                    June 30,                                   June 30,
                                                              --------------------                      ---------------------
                                                              1996            1995                      1996             1995
                                                              ----            ----                      ----             ----
                                                             (dollars in thousands)                     (dollars in thousands)


Revenues                                                     $    --         $    --                $   --               $    --
                                                             -------         -------                -------              -------
Operating expenses:
    Selling, general and administrative expenses                 152             147                    282                   309
                                                             -------         -------                -------               -------
        Operating (loss)                                        (152)           (147)                  (282)                 (309)
Interest income                                                  292               1                    597                     3
Interest and other financial expenses                         (4,577)         (4,044)                (9,106)               (8,045)
                                                             -------         -------                -------               -------
    (Loss) before equity in earnings of Transtar              (4,437)         (4,190)                (8,791)               (8,351)
Equity in earnings of Transtar                                10,061          10,289                 10,408                10,855
                                                             -------         -------                -------               -------
    Net income                                               $ 5,624         $  6,099               $ 1,617               $ 2,504
                                                             =======         ========               =======               =======


                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY

                                   (UNAUDITED)


Partners' equity (deficit), beginning of period            ($122,213)       ($128,469)            ($117,306)            ($124,907)
Distribution to partners                                          --               --                  (900)                   --
Net income                                                     5,624            6,099                 1,617                 2,504
Other adjustments to partners' equity                             --               33                    --                    66
                                                           ---------        ---------             ---------             ---------
Partners' equity (deficit), end of period                  ($116,589)       ($122,337)            ($116,589)            ($122,337)
                                                           =========        =========             =========             =========


The accompanying notes are an integral part of these consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                            Six months ended
                                                                June 30,
                                                          --------------------
                                                          1996            1995
                                                          ----            ----
                                                          (dollars in thousands)

OPERATING ACTIVITIES:
Net income                                              $  1,617        $  2,504
Adjustments to reconcile to net cash (used)
 by operating activities:
  Amortization                                               199             264
  Non-cash interest and other financial expenses           9,106           8,045
  Non-cash interest income                                  (595)             --
  Equity in earnings of Transtar                         (10,408)        (10,855)
  Changes in:
    Accounts payable                                        (317)           (420)
                                                        --------        --------
        Net cash (used) by operating activities             (398)           (462)
                                                        --------        --------
INVESTING ACTIVITIES:
        Net cash provided by investing activities             --              --
                                                        --------        --------
FINANCING ACTIVITIES:
Distribution to partners                                    (900)             --
Withdrawal from restricted cash                            1,225              --
                                                        --------        --------
        Net cash provided by financing activities            325              --
                                                        --------        --------
(Decrease) in cash and cash equivalents                      (73)           (462)
Cash and cash equivalents at beginning of period              95             465
                                                        --------        --------
Cash and cash equivalents at end of period              $     22        $      3
                                                        ========        ========



The accompanying notes are an integral part of these consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  JUNE 30, 1996


NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations for the three and six month periods ended June 30, 1996 have been included. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in Transtar Holdings, L.P.'s (Holdings) Annual Report on Form 10-K for the year ended December 31, 1995. Transtar Capital Corporation (TCC), a subsidiary of Holdings, is a shell corporation which has nominal assets and no liabilities, operations or cash flows. Accordingly, the financial statements of TCC are not presented because they do not provide material information to investors.

NOTE 2: LONG-TERM DEBT:

On December 7, 1993, Holdings and TCC (Issuers) issued $218 million aggregate principal amount of 13.375% Senior Discount Notes due December 15, 2003 (Notes). The Notes are the joint and several obligations of the Issuers. An original issue discount of $118 million will be amortized over a six year period commencing December 15, 1993 and ending December 15, 1999. Interest will be payable semi-annually in arrears on June 15 and December 15 commencing on June 15, 2000. The Notes have a principal at maturity of $218 million. The carrying value represents the principal at maturity less the unamortized discount. The Notes are not guaranteed by Transtar, Inc. (Transtar) or any of its subsidiaries and are subordinated to all existing and future liabilities of the Issuers' subsidiaries. Interest expense attributable to the Notes was $8.7 million and $7.7 million in the first half of 1996 and 1995, respectively, and was $4.4 million and $3.9 million in the second quarter of 1996 and 1995, respectively.

NOTE 3: RELATED PARTY TRANSACTIONS:

         In 1995, Transtar declared two cash dividends, each in the amount of $1,450 per share, on both its Class A Voting Common Stock and its Class B Nonvoting Common Stock to holders of record of the stock on October 27, 1995. The first dividend was paid on October 31, 1995 and the second was paid on December 29, 1995. Holdings received $14.8 million on October 31, 1995 and $14.8 million on December 29, 1995, representing its 53% economic interest in the Transtar dividend. Pursuant to an Indenture Agreement relating to the issuance of the Notes (the Notes Indenture), the first dividend payment was paid into an escrow account. In accordance with the Notes Indenture and the agreement governing the escrow account, Holdings distributed $6.2 million of the first dividend payment to its partners and $0.4 million was used to pay administrative expenses in 1995.

         In accordance with the Notes Indenture, the second dividend payment was paid into the escrow account. In the first half of 1996, Holdings distributed $0.9 million to its partners, and used $0.3 million to pay administrative expenses. Holdings offered to repurchase a portion of the Senior Discount Notes at an offer price equal to 101% of the accreted value of such notes on the date of purchase. The offer to purchase the notes was made by a notice to holders of the Senior Discount Notes and was held open for 20 business days. No Notes were tendered for repurchase.

         Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on the Notes, make a Restricted Payment (as defined by the Notes Indenture), purchase or optimally redeem Notes or to pay administrative expenses of Holdings. Interest earned on the escrow balance amounted to $0.6 million in the first half of 1996, and $0.3 million in the second quarter of 1996.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations includes an analysis of Holdings' equity investment in Transtar. Holdings is a Delaware limited partnership. It was originally formed in 1988 as Blackstone Transportation Partners L. P. ("BTP") for the sole purpose of holding voting and non-voting stock of Transtar. BTP was renamed Transtar Holdings, L.P. in November 1993. Holdings earnings are derived solely from its 53.0% economic interest in Transtar. The following discussion should be read in conjunction with Holdings' Consolidated Financial Statements and the notes related hereto included within this filing.

                            Transtar Holdings Results
                For the Three and Six Months ended June 30, 1996
                                   Compared to
                    Three and Six Months ended June 30, 1995

Overall

Holdings recorded net income for the second quarter and the first half of 1996 of $5.6 and $1.6 million, respectively. This represents a decrease of $0.5 and $0.9 million, respectively, from the $6.1 and $2.5 million of net income recorded during the second quarter and the first half of 1995. Holdings' results reflect its equity investment in Transtar. For a discussion of results of operations of Transtar, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for Transtar, Inc.

Revenues and Expenses

Holdings did not record any revenues in either 1996 or 1995. Holdings' selling, general and administrative expenses remained constant in the second quarter and the first half at $0.2 million and $0.3 million, respectively. Interest and other financial expenses increased by $0.6 and $1.1 million, respectively, during the second quarter and first half from the $4.0 and $8.0 million reported for the similar periods last year.

Liquidity and Capital Resources

In 1995, Transtar declared two cash dividends, each in the amount of $1,450 per share, on both its Class A Voting Stock and its Class B Nonvoting Common Stock to holders of record of the stock. Holdings received two equal dividends totaling $29.6 million, representing its 53% economic interest in Transtar. Pursuant to the Notes Indenture, the first dividend was paid into an escrow account. In accordance with the Notes and the agreement governing the escrow account, Holdings distributed $6.2 million of the first dividend payment to its partners and $0.4 million was used to pay administrative expenses in 1995. Additionally, in accordance with the Notes Indenture, the second dividend was paid into the escrow account. In the first six months of 1996, Holdings distributed $0.9 million to its partners and paid $0.3 million of administrative expenses. In January, 1996, Holdings offered to repurchase a portion of its Senior Discount Notes at an offer price equal to 101% of the accreted value of such notes on the date of purchase. The offer to purchase the notes was made by a notice to holders of the Senior Discount Notes and was held open for 20 business days. No notes were tendered for repurchase. Holdings earned interest from the balance in the escrow account for the second quarter and the first half of 1996 of $0.3 and $0.6 million, respectively.

The only business activity of Holdings is its investment in Transtar. Holdings does not require any additional liquidity or capital resources, other than for professional fees and certain other administrative expenses, until the first cash interest payment is due on the Notes on June 15, 2000.

B.  TRANSTAR, INC.

                                 TRANSTAR, INC.
                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                      June 30,       December 31,
                                                        1996             1995
                                                      --------       ------------
                                                        (dollars in thousands)

  ASSETS

Current assets:
  Cash and cash equivalents                           $  6,803         $ 10,618
  Accounts receivable from related parties              17,817           15,562
  Accounts receivable from others                       58,067           49,670
  Other current assets                                  10,519            4,528
                                                      --------         --------
    Total current assets                                93,206           80,378
Property, plant, and equipment,
  less accumulated depreciation                        389,611          395,943
Operating parts and supplies                            21,508           18,271
Other assets                                            18,905           18,359
                                                      --------         --------
    Total assets                                      $523,230         $512,951
                                                      ========         ========

  LIABILITIES

Current liabilities:
  Accounts payable                                    $ 56,149         $ 51,382
  Payroll and benefits payable                          35,922           34,071
  Accrued taxes                                         17,313           10,234
  Accrued interest                                       2,921            4,360
  Borrowings under revolving credit agreement           10,000           20,000
  Current portion of long-term debt                     27,208           15,813
  Other current liabilities                              3,123            1,504
                                                      --------         --------
    Total current liabilities                          152,636          137,364
Long-term debt less current portion                    237,800          265,203
Postretirement benefits other than pensions            100,175           98,659
Deferred credits and other liabilities                  41,654           40,614
                                                      --------         --------
    Total liabilities                                  532,265          541,840

Commitments and contingencies

  STOCKHOLDERS' EQUITY

Common stock                                             1,000            1,000
Paid-in capital                                         24,442           24,231
Retained earnings (deficit)                            (28,204)         (47,847)
Treasury stock                                          (6,273)          (6,273)
                                                      --------         --------
    Total stockholders' equity                          (9,035)         (28,889)
                                                      --------         --------
    Total liabilities and stockholders' equity        $523,230         $512,951
                                                      ========         ========



The accompanying notes are an integral part of these consolidated financial statements.

                                 TRANSTAR, INC.
                        CONSOLIDATED STATEMENT OF INCOME

                                   (UNAUDITED)


                                                                 Three months ended                    Six months ended
                                                                      June 30,                              June 30,
                                                              ------------------------                ---------------------
                                                              1996              1995                  1996             1995
                                                              ----              ----                  ----             ----
                                                               (dollars in thousands)                 (dollars in thousands)

Revenues from related parties                                $ 81,834           $ 78,822           $131,647           $132,755
Revenues from others                                           53,385             56,208             99,339             96,846
                                                             --------           --------           --------           --------
  Total revenues                                              135,219            135,030            230,986            229,601
                                                             --------           --------           --------           --------
Operating expenses (excluding items shown below)               90,752             88,187            170,441            165,493
Selling, general, and administrative expenses                   2,649              2,681              5,406              5,215
Depreciation and amortization                                   6,677              6,715             13,401             13,486
                                                             --------           --------           --------           --------
  Total operating expenses                                    100,078             97,583            189,248            184,194
                                                             --------           --------           --------           --------
    Operating income                                           35,141             37,447             41,738             45,407
Other income                                                      240                141                474                232
Interest income                                                   201                248                339                477
Interest and other financial expenses                          (5,385)            (6,434)           (10,963)           (12,652)
                                                             --------           --------           --------           --------
  Income before income taxes                                   30,197             31,402             31,588             33,464
Less provision for income taxes                                11,209             11,990             11,945             12,983
                                                             --------           --------           --------           --------
  Net income                                                 $ 18,988           $ 19,412           $ 19,643           $ 20,481
                                                             ========           ========           ========           ========


                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                   (UNAUDITED)

Retained earnings (deficit), beginning of period             ($47,192)          ($49,612)          ($47,847)          ($50,681)
Net income                                                     18,988             19,412             19,643             20,481
                                                             --------           --------           --------           --------
Retained earnings (deficit), end of period                   ($28,204)          ($30,200)          ($28,204)          ($30,200)
                                                             ========           ========           ========           ========


The accompanying notes are an integral part of these consolidated financial statements.

                                 TRANSTAR, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                          Six months ended
                                                               June 30,
                                                         --------------------
                                                         1996            1995
                                                         ----            ----
                                                        (dollars in thousands)

OPERATING ACTIVITIES:
Net income                                             $ 19,643        $ 20,481
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                           13,401          13,486
  Amortization                                              371             418
  Deferred taxes                                          1,347           3,542
  (Gain) on sale of assets                                   (1)             (7)
Changes in other assets and liabilities                  (5,500)          2,621
                                                       --------        --------
    Net cash provided by operating activities            29,261          40,541
                                                       --------        --------
INVESTING ACTIVITIES:
Capital expenditures                                     (8,081)         (7,810)
Proceeds from the sale of assets                          1,013           2,608
                                                       --------        --------
    Net cash used for investing activities               (7,068)         (5,202)
                                                       --------        --------
FINANCING ACTIVITIES:
Repayment of debt                                       (26,008)        (43,098)
                                                       --------        --------
    Net cash used for financing activities              (26,008)        (43,098)
                                                       --------        --------
Decrease in cash and cash equivalents                    (3,815)         (7,759)
Cash and cash equivalents at beginning of period         10,618          20,464
                                                       --------        --------
Cash and cash equivalents at end of period             $  6,803        $ 12,705
                                                       ========        ========



The accompanying notes are an integral part of these consolidated financial statements.

                                 TRANSTAR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1996

NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION:

Separate consolidated financial statements of Transtar are included in this 10-Q because Transtar is a majority owned subsidiary of Holdings which is not consolidated in the consolidated financial statements of Holdings. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations for the three and six month periods ended June 30, 1996 have been included. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the Transtar financial statements, schedules and notes contained in Holdings' Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2: IMPAIRMENT OF LONG-LIVED ASSETS:

Effective January 1, 1996, Transtar adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). SFAS 121 requires that long-lived assets be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Adoption of SFAS No. 121 had no material effect on the results of operations or financial position of Transtar.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                Transtar Results
                For the Three and Six Months ended June 30, 1996
                                 Compared to the
                    Three and Six Months ended June 30, 1995

Overall

Transtar is a transportation holding company composed of three business groups: the Railroad Group, the Great Lakes Fleet (Fleet) and the Barge Group. Transtar's net income for the quarter ending June 30, 1996 totaled $19.0 million, a decrease of $0.4 million compared with the same period of 1995. Operating income of $35.1 million recorded for the second quarter of 1996 was $2.3 million less than the comparable period of 1995. Net income for the six months ended June 30, 1996 was $19.6 million, an $0.8 million decrease from the first half of 1995. Operating income of $41.7 million during the first half of 1996 was $3.7 million less than the same period of 1995.

Operating Revenues

Operating revenues totaled $135.2 million for the second quarter of 1996, which reflected a slight increase of $0.2 million over the second quarter of 1995. For the first six months of 1996, Transtar's operating revenues were $231.0 million, an increase of $1.4 million over the same period of 1995. The first half revenue increase was driven by the Railroad and Barge Groups, while Fleet revenues during the first six months of 1996 were 10.2% behind last year's first half. The Railroad Group's improvement, although muted by severe weather in Minnesota during the first quarter of 1996, was principally centered around increased demurrage billings, semi-finished steel shipments and increased bridge traffic. Railroad Group revenues in the second quarter of 1996 were $0.9 million less than the $91.8 million earned in the same period last year. The Barge Group's first half revenue improvement was achieved as a result of increased traffic of iron ore, wood chips, and slabs. Barge Group revenues in 1996's second quarter exceeded the second quarter of 1995 by $3.1 million, increasing to $16.7 million. A portion of this increase was attributable to advance movements of commodities in anticipation of a 21-day river outage for lock repairs that began in late June and continued into early July and a planned 72-day, third quarter furnace outage at USS-Fairfield Works. Fleet revenues decreased by $1.9 million in the second quarter of 1996 when compared with the same period of 1995. The Fleet's first half of 1996 revenues decreased $4.2 million from the levels earned in the first six months of 1995 primarily due to the severe winter weather and ice conditions that hampered navigation during the first four months of 1996.

Operating Expenses

Transtar's operating expenses increased $2.5 million and $5.1 million during the second quarter and the first half of 1996, respectively, when compared to the same periods of 1995. The Railroad Group's second quarter 1996 expenses increased by $1.2 million over the $65.3 million incurred during the same period of 1995. Additionally, the Railroad Group's operating expenses increased $3.4 million for the first six months of 1996 to $132.6 million. These increased costs are primarily the result of price increases for diesel fuel and additional employment costs due to contractual wage increases and higher manpower requirements associated with improved traffic levels and severe winter weather. The Railroad Group's second quarter of 1996 operating expenses were favorably impacted by the settlement of litigation, involving an environmental superfund site, which resulted in a $1.0 million reduction in expense and liability that had been established in 1992. Fleet operating expenses totaled $24.2 million and $37.9 million during the second quarter and the first half of 1996, respectively, and remained virtually unchanged when compared to the same periods of 1995. Additional expenses associated with employment cost, outside contractor services and fuel were offset in 1996 by the absence of cost for chartering vessels. Operating costs for the Barge Group increased by $1.0 million during the second quarter of 1996 from the $11.5 million incurred in the same period last year. Barge Group expenses increased by $1.9 million to $24.6 million during the first half of 1996, attributable to improved traffic levels, diesel fuel price increases, and high water conditions which gave rise to less efficient barge operations.

Other Income, net

Transtar's other income, net, increased by $1.1 and $1.8 million during the second quarter and the first half of 1996, respectively, when compared to the same periods of 1995. The major factor which contributed to this improvement in both periods was a reduction in interest expense due to lower outstanding debt and lower interest rates.

Provision for Income Taxes

Transtar's provision for income taxes decreased $0.8 million during the second quarter of 1996 and $1.0 million in the first half, when compared to the same periods of 1995. These changes are directly a result of the reduction in Transtar's income before taxes for both periods.

Liquidity and Capital Resources

Transtar's cash and temporary investments were $6.8 million at June 30, 1996, or $3.8 million less than the balance at the end of 1995, and $5.9 million less than the balance at June 30, 1995. Cash flow from operating activities during the six months ended June 30, 1996 amounted to $29.3 million, or $11.2 million less than the comparable period of 1995. These changes are primarily attributable to increased receivable levels and reduced levels of long term liabilities. Cash flow used for investing activities during the first half of 1996 totaled $7.1 million, or $1.9 million more than was utilized during the same period of 1995. Gross capital expenditures amounted to $8.1 million for the first six months of 1996 an increase of $0.3 million versus the same period of 1995. Proceeds from the sale of property amounted to $1.0 million during the first half of 1996 versus the $2.6 million that was generated in the similar period of 1995.

During the second quarter of 1996, Transtar repaid $21.0 million of debt, or $6.0 million less than last year's second quarter. This repayment was allocated between Transtar's Term Loan facility obligation [$16.0 million] and revolving credit facility [$5.0 million]. For the first six months of 1996, Transtar repaid $16.0 million of Term Loan obligation and $10.0 million against its revolving credit facility, versus a $43.0 million Term Loan repayment in the same period of 1995. Since the December 7, 1993 refinancing, Transtar has retired $180.0 million of its long-term obligations, and has no required debt payments due until June 30, 1997. Transtar, as of June 30, 1996, had $13.5 million of borrowing capability available under its $25.0 million Revolving Credit Facility.

PART II -  OTHER INFORMATION

Item 1.  Legal Proceedings

Holdings and TCC had no reportable events of material pending legal proceedings other than ordinary routine litigation incidental to the business during the six month period ended June 30, 1996.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.  Financial Data Schedule

(b)  Reports on 8-K

     Holdings and TCC did not file any reports on Form 8-K during the quarter ended June 30, 1996.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 9, 1996

                                     TRANSTAR HOLDINGS, L.P.
                                     TRANSTAR CAPITAL CORPORATION

                                     By:   /s/Howard A. Lipson
                                        ---------------------------------
                                           Howard A. Lipson, Treasurer