Form 10-K
period 1996-12-31
TRANSTAR HOLDINGS LP
filed 1997-03-21
CIK 916533

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

           For the fiscal year ended December 31, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

           For the transition period from                 to
                                          ---------------    ---------------

           Commission File Number
                                  -----------------------

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

                                345 PARK AVENUE
                            NEW YORK, NEW YORK 10154
             (Address and zip code of principal executive offices)

                                 (212) 935-2626
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
        -----------------------------------------------------------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE
        -----------------------------------------------------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

-------------------------------------------------------------------------------

                            TRANSTAR HOLDINGS, L.P.
                          TRANSTAR CAPITAL CORPORATION
                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
PART I
Item 1.  Business....................................................................................        1
Item 2.  Properties..................................................................................        4
Item 3.  Legal Proceedings...........................................................................        8
Item 4.  Submission of Matters to a Vote of Security Holders.........................................        8

PART II
Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters........................        9
Item 6.  Selected Financial Data.....................................................................        9
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations..................................................................................       11
Item 8.  Financial Statements and Supplementary Data.................................................       17
Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial
         Disclosure..................................................................................       44

PART III
Item 10.  Directors and Executive Officers of Registrant.............................................       45
Item 11.  Executive Compensation.....................................................................       47
Item 12.  Security Ownership of Certain Beneficial Owners and Management.............................       51
Item 13.  Certain Relationships and Related Transactions.............................................       53

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on 8-K................................       54

                                     PART I

ITEM 1.  BUSINESS

         Transtar Holdings, L.P. is a Delaware limited partnership which was originally formed in 1988 as Blackstone Transportation Partners L.P. (BTP) for the sole purpose of holding voting stock and nonvoting stock of Transtar, Inc. (Transtar or the Company). BTP was renamed Transtar Holdings, L.P. (Holdings) in November 1993. Holdings has no operations of its own and owns 5,100 shares of voting stock and 5,100 shares of nonvoting stock of Transtar, representing a 51.0% voting and 53.0% economic interest in Transtar. Transtar Capital Corporation (TCC), a Delaware corporation, is a wholly owned subsidiary of Holdings. TCC has nominal assets and does not conduct any operations. TCC was formed in connection with an offering of 13 3/8% Senior Discount Notes. Separate consolidated financial statements of Transtar are included in this 10-K because Transtar is a majority owned subsidiary of Holdings which is not consolidated in the consolidated financial statements of Holdings. Holdings' earnings are derived solely from its 53.0% economic interest in Transtar. Blackstone Transportation Company, Inc. (BTC), a Delaware corporation, is Holdings' sole general partner.

THE COMPANY

         Transtar is a transportation holding company comprised of seven railroads--Duluth, Missabe and Iron Range Railway Company (DMIR), Elgin, Joliet and Eastern Railway Company (EJ&E), Bessemer and Lake Erie Railroad Company (B&LE), Union Railroad Company (Union), The Lake Terminal Railroad Company (Lake Terminal), McKeesport Connecting Railroad Company (McKeesport), Birmingham Southern Railroad Company (Birmingham Southern)--Pittsburgh & Conneaut Dock Company (P&C Dock) and one in--plant rail operation--Fairfield Southern Company, Inc. (Fairfield Southern, together with DMIR, EJ&E, B&LE, Union, Lake Terminal, McKeesport, Birmingham Southern and P&C Dock constitute the Railroad Group), a Great Lakes shipping fleet (the Fleet Group) and an inland barge operation (the Barge Group). The Railroad Group, the Fleet Group and the Barge Group accounted for approximately 69%, 20% and 11% of revenues, respectively, in 1996.

         Transtar provides the sole rail access to, as well as the primary water transport for, nearly all the steel making plants of USX Corporation
(USX), servicing US Steel (USS), USS Mining Co., L.L.C. (USM) and the USS/Kobe Steel Company (USS/Kobe) joint venture at Lorain, Ohio. Transtar derived 58% of its revenues in 1996 from serving these USX facilities. These services are provided under certain Transportation Services Agreements (See Item 13, Certain Relationships and Related Transactions for a discussion of these agreements, including their duration). Other steel-related customers generated an additional 18% of revenues, resulting in the steel industry accounting for 76% of Transtar's revenues in 1996. Movements of coal to utilities and other customers accounted for 10% of Transtar's revenues in 1996, while miscellaneous traffic accounted for the remaining 14%.

         The shareholders of Transtar are Holdings, which owns a 51.0% voting and a 53.0% economic interest, USX, which owns a 49.0% voting and a 45.7% economic interest, and Transtar's management which owns a 1.3% economic interest. Management's direct interest has been reduced since Transtar's formation due to repurchases of 750 shares of nonvoting stock from retiring managers. Such stock has been allocated to promoted managers in a stock option program. Total economic ownership of Management, including the effect of this program, is 5%.

OPERATIONS OVERVIEW

         The Company's transportation groups service USX and other domestic steel producers by delivering raw materials, such as iron ore pellets (taconite), limestone, coal and coke, to steel producing facilities, by moving materials within certain steel plants and by transporting semi-finished and finished steel products from such facilities. The Company also hauls coal and other freight for numerous other customers.

         All of Transtar's subsidiaries were wholly owned by USX. Transtar was formed in December 1988 to purchase these companies from USX in a leveraged buyout. The Transtar subsidiaries carry a multitude of raw materials, semi-finished products, and finished goods in Alabama, Illinois, Indiana, Minnesota, Ohio, Pennsylvania, Wisconsin, and destinations on the Great Lakes.

RAILROAD GROUP

         Each rail subsidiary is a regional or switching railroad with individual specialties. Revenues from USX represented approximately 51% of the Railroad Group's revenues in 1996. The following paragraphs describe Transtar's major rail subsidiaries and their operations.

DMIR

         The DMIR is located in northeastern Minnesota and northwestern Wisconsin and includes two major storage and shipping facilities at Duluth and Two Harbors, Minnesota. It is the sole rail carrier serving USX's Minntac facility and also serves the taconite producing facilities of both EVTAC Mining and Inland Steel. The DMIR hauls taconite to its Two Harbors and Duluth docks where it is loaded onto Fleet Group vessels for delivery to USX's Gary Works and Mon Valley facilities and other lower lake steel plants including the USS/Kobe's Lorain, Ohio facility.

EJ&E

         The EJ&E is a belt railroad that encircles Chicago, Illinois. It is the sole serving carrier for USX's Gary, Indiana steel facility and transports inbound coal, coke and scrap and outbound semi-finished and finished steel. The EJ&E performs certain in-plant switching functions within the Gary Plant. It also provides rail services to numerous non-affiliated customers in the Chicago area.

B&LE

         The B&LE services western Pennsylvania and northeastern Ohio and transports coal, ore and limestone. Its principal northbound traffic is steam coal destined for utility customers. The B&LE also delivers ore pellets via the Union to USX's Edgar Thomson Works.

UNION

         The Union is located in the Mon Valley, approximately 12 miles east of Pittsburgh, Pennsylvania. It is the sole serving carrier for three USX facilities: the Clairton Coke Works, the Edgar Thomson Works and the Irvin Works. The Union transports coal, coke, ore, scrap and finished and semi-finished steel products. In addition, it provides USX with in-plant switching services at its Clairton Coke Works and maintenance services on USX's own rolling stock and track at its Mon Valley plants. The Union also handles coal for a variety of unaffiliated customers at its river-to-rail transfer facility at Duquesne, Pennsylvania.

LAKE TERMINAL

         The Lake Terminal is located in Lorain, Ohio and is the sole-serving rail carrier to the USS/Kobe facility there. The Lake Terminal also provides USS/Kobe with in-plant switching services and maintenance of track and equipment.

BIRMINGHAM SOUTHERN/FAIRFIELD SOUTHERN

         The Birmingham Southern is located in the Birmingham, Alabama area and is the sole-serving carrier for USX's Fairfield Works. It transports coal, coke, iron ore, semi-finished and finished steel and other products. It also transports coal and coke for various non-affiliated customers. Fairfield Southern, a Birmingham Southern subsidiary, provides all of the in-plant switching at Fairfield Works.

FLEET GROUP

         The Fleet Group owns nine lake vessels and operates two other vessels under long-term charter agreements. They operate in a market area throughout the five Great Lakes, extending from the western end of Lake Superior to the eastern end of Lake Ontario.

         The Fleet Group's operations involve hauling of bulk materials, such as taconite pellets, iron ore, limestone, slag, salt, petroleum coke, sand and gypsum to and from ports located on the Great Lakes. It transports taconite pellets from DMIR docks at Two Harbors and Duluth for consumption at USX's Gary and Mon Valley facilities and the USS/Kobe facility at Lorain. It transports limestone from Michigan ports to Duluth for use in flux pellet production at USX's Minntac plant and directly to USX's Gary Works and USS/Kobe facilities and to Conneaut, Ohio (for loading on to the B&LE) for use in steel-making and lime kilns. The Fleet Group also transports limestone, coal, coke and salt for non-affiliated customers and transports ore under charter arrangements for other vessel companies.

BARGE GROUP

         The Barge Group consists of Transtar's subsidiary Warrior & Gulf Navigation Company (WGN) and WGN's subsidiary, Mobile River Terminal (MRT). WGN, headquartered in Chickasaw, Alabama, operates on the Black
Warrior-Tombigbee waterway and the Tennessee-Tombigbee waterway, utilizing a fleet of 220 barges (of which 129 are leased) and 22 towboats.

         WGN's traffic consists principally of southbound coal and wood chips and northbound iron ore and coke. Collectively these products comprised 90% of 1996's volume of 8.7 million revenue tons. Much of this volume is handled through one of two terminals operated by the Barge Group. WGN's terminal, located on the Black Warrior River outside of Birmingham, is an intermodal transfer facility with the capability of transferring bulk or structural cargo. MRT's terminal at Mobile is a salt water/fresh water transfer facility.

OPERATING REVENUES

         Transtar's total operating revenues were $509.1 million in 1996. These revenues were primarily earned from the transportation of freight. The revenues incorporate traffic originated, terminated, and switched by rail operations as well as commodities transported by both fleet and barge operations. Dock handling revenues were earned by both the rail and the barge operations.

         Set forth below are freight revenues of Transtar by commodity groups for the years 1994 through 1996.

                                                                      Year Ended December 31,
                                           -----------------------------------------------------------------------------
                                                  1996                          1995                         1994
                                           ------------------           -------------------          -------------------
                                              $         % of               $          % of              $          % of
                                           (mil.)       total           (mil.)        total          (mil.)        total
                                           ------       -----           ------        -----          ------        -----
Iron Ore........................           $206.1        40.5           $201.1         40.7          $199.0         41.6
Coal............................             61.0        12.0             63.4         12.8            62.4         13.1
Coke............................             39.3         7.7             38.8          7.8            36.5          7.6
Steel & General Merch...........            146.2        28.7            146.0         29.5           135.9         28.4
Dock Handling...................             23.5         4.6             20.1          4.1            23.4          4.9
Trucking........................              1.0          .2              0.8          0.2             0.6          0.1
All other revenues..............             32.0         6.3             24.3          4.9            20.7          4.3
                                           ------       -----           ------        -----          ------        -----
   Total Revenues...............           $509.1       100.0           $494.5        100.0          $478.5        100.0
                                           ======       =====           ======        =====          ======        =====


EMPLOYEES

         Transtar employed an average of 3,300 employees in 1996, virtually the same as 1995. Approximately 83% of Transtar's employees are covered by collective bargaining agreements.

GOVERNMENTAL REGULATION

         The Company's subsidiaries are subject to environmental, safety, health and other regulations generally applicable to all businesses. In addition, the Company's rail subsidiaries, like other rail common carriers, are subject to regulation by the Surface Transportation Board, the Federal Railroad Administration, state departments of transportation and other state and local regulatory agencies. Government regulation of the railroad industry is a significant determinant of the competitiveness and profitability of railroads. Deregulation of certain rates and services under the Staggers Rail Act of 1980 (the Staggers Act) has substantially increased the flexibility of railroads to respond to market forces, but has also resulted in highly competitive and steadily decreasing rates. Various interests have sought and continue to seek reimposition of government controls on the railroad industry in areas deregulated in whole or in part by the Staggers Act. The Company's Fleet and Barge operations are subject to regulation by the U.S. Coast Guard. Additional regulation, changes in regulation, re-regulation and certain types of de-regulation of the industry through legislative, administrative, judicial or other action could materially affect the Company.

COMPETITION

         The Company faces competition from railroads, motor carriers, shipping companies and inland barge operations depending upon the market served. The ability to compete for freight traffic is dependent upon rates charged, as well as the quality and reliability of the service provided.

ITEM 2.  PROPERTIES

THE RAILROAD GROUP

                         Roadway, Yards and Structures

         The Railroad Group has approximately 1,700 miles of track in operation, consisting of approximately 650 miles of first main track (route miles) and approximately 1,050 miles of additional main track, passing track, way switching track and yard switching track.

         Principal railroad yard facilities owned by the Railroad Group are located at Two Harbors, Proctor, and Keenan, Minnesota; Joliet, Illinois; Gary, Indiana; Conneaut, Ohio; and Greenville, Pennsylvania.

         The following table summarizes the Railroad Group's track and roadway activities for the periods indicated:

                                               Year Ended December 31,
                                          ---------------------------------
                                          1996            1995         1994
                                          ----            ----         ----
Track miles of rail laid............        86             68            30
Ties inserted (thousands)...........       142            101           107
Track miles resurfaced..............       506            486           342

         The Railroad Group owns or leases the equipment described in the table below.

                                                             Owned                       Leased                     Total
                                                     ---------------------        --------------------       --------------------
                                                                   Average                     Average                    Average
  Description                                         Units          Age          Units          Age          Units         Age
-------------------------------------------------    ------        -------        -----        -------       ------       -------
Locomotives:
  Road.........................................         120           32             13           25            133           31
  Switcher.....................................         120           31              -            -            120           31
                                                     ------           --          -----           --         ------           --
    Total Locomotives..........................         240           31             13           25            253           31
                                                     ======           ==          =====           ==         ======           ==
Freight Cars:
  Box..........................................          69           20              -            -             69           20
  Gondola......................................       3,642           25            988           18          4,630           23
  Hopper.......................................       8,551           42            864           17          9,415           40
  Flat.........................................         508           34              -            -            508           34
                                                     ------           --          -----           --         ------           --
    Total Freight Cars.........................      12,770           37          1,852           18         14,622           34
                                                     ======           ==          =====           ==         ======           ==

         Improvement and ongoing maintenance of roadway, structures and equipment are essential components of the Company's efforts to improve service and reduce operating costs. The Railroad Group has made the following capital expenditures in order to maintain and improve train service:

                         Railroad Capital Expenditures
                             (dollars in millions)

                                                                      Year Ended December 31,
                                                                  -------------------------------
                                                                  1996         1995         1994
                                                                  -----        -----        -----
Roadway and structures.................................           $11.6        $11.0        $ 7.1
Railroad equipment:
  Locomotives..........................................             0.4          0.4          0.5
  Freight cars.........................................             2.1          3.2          0.8
Other..................................................             3.6          3.0          3.8
                                                                  -----        -----        -----
    Total..............................................           $17.7        $17.6        $12.2
                                                                  =====        =====        =====


         Capital expenditures for the Railroad Group for 1997 are expected to be approximately $17.6 million, of which approximately $11.1 million are anticipated for roadway and structures and approximately $1.0 million are for railroad equipment. Expenditures on new equipment comprise a relatively small portion of the Company's capital expenditures because Transtar retains adequate equipment capacity and performs regular preventative maintenance on its equipment.

         The following table shows the Railroad Group's expenses for ongoing maintenance and repairs of roadway, structures and railroad equipment (including administrative and inspection costs) for the periods indicated.

                       Railroad Maintenance Expenditures
                             (dollars in millions)

                                                                      Year Ended December 31,
                                                                  -------------------------------
                                                                  1996         1995         1994
                                                                  -----        -----        -----
Roadway and structures.................................           $38.1        $36.5        $33.3
Railroad equipment:
  Locomotives..........................................            27.4         26.5         23.2
  Freight cars.........................................            21.6         20.5         17.4
Other..................................................             8.4          8.2          8.6
                                                                  -----         ----         ----
  Total................................................           $95.5        $91.7        $82.5
                                                                  =====        =====        =====


         Annual maintenance programs are developed which are consistent with the Company's strategy of facility rationalization. Future maintenance programs will be determined by track, locomotive and car requirements necessary to provide quality service at projected business levels. The Railroad Group maintains full service car and locomotive shops in Proctor, Minnesota; Joliet, Illinois; Gary, Indiana; and Greenville, Pennsylvania.

THE FLEET GROUP

         The Fleet Group owns nine vessels and leases two additional vessels under long-term charter agreements. All of the vessels are self-unloaders, with a total cargo capacity of 362,308 gross tons (GT) at mid-summer draft.

         The Fleet Group owns or leases four large beam vessels. These vessels are the maximum size beam permitted through the locks at Sault Ste. Marie. They range in size from 858 to 1,004 feet in length and are specifically designed for and dedicated principally to carrying taconite pellets for USX. Included are the Roger Blough, the Edwin H. Gott, the Edgar B. Speer, which is a leased vessel, and the Presque Isle, which is under long-term charter from Litton Great Lakes Corporation.

         The Fleet Group's four intermediate size self-unloading carriers include the John G. Munson, with a forward deck-mounted boom, the Arthur M. Anderson, the Cason J. Callaway and the Philip R. Clarke.

         The Fleet Group's remaining vessels are three smaller, self-unloading vessels. These include the George A. Sloan, which is the Fleet Group's primary vessel for transiting the Welland Canal into Lake Ontario, the Calcite II and the Myron C. Taylor, which are the two shortest vessels in the fleet at just over 600 feet in length with a 60-foot beam. These vessels serve some of the smaller volume cargoes in the Great Lakes trade.

         A list of the Fleet Group's active vessels, all of which are dry bulk self-unloaders, is set forth in the table below.

                                                                                                                   Seasonal
                                                                      Capacity               Year                  Capacity
                  Vessel                            Length (feet)      (GT)(1)             Acquired               (M-GT) (2)
                  ------                            -------------     --------             --------               ----------
Ore Fleet
---------
  Gott.....................................              1,004          62,190               1978                    2,378
  Speer(4).................................              1,004          62,190   (3)         1980                    2,378
  Presque Isle(4)..........................              1,000          51,595               1973                    1,930
  Blough...................................                858          43,913   (3)         1972                    1,914
  Anderson.................................                767          25,295               1952                    1,048
  Callaway.................................                767          25,295               1952                    1,048
  Clarke...................................                767          25,295               1952                    1,048

Stone Fleet
-----------
  Munson...................................                768          25,550               1952                    1,867
  Sloan....................................                621          15,625               1943                    1,087
  Calcite II...............................                605          12,902               1929                      964
  Taylor...................................                604          12,458               1929                    1,005
                                                                       -------                                      ------
  Total....................................                            362,308                                      16,667
                                                                       =======                                      ======

(1) Measured in gross tons of iron ore or taconite pellets at mid-summer draft mark.

(2) Seasonal capacity in thousand gross tons (M-GT) for the ore fleet is for shipping between Duluth/Two Harbors, Minnesota and Gary, Indiana and for the stone fleet between Rogers City, Michigan and Gary, Indiana.

(3) Can be unloaded only at dedicated port facilities (Conneaut, Gary, and Indiana Harbor).

(4) Vessels leased by the Fleet Group.

         Capital expenditures for the Fleet Group for 1997 are expected to be approximately $0.2 million.

THE BARGE GROUP

         The Barge Group owns 22 towboats and 91 barges and operates another 129 barges utilizing long-term lease arrangements.

         Towboat and barge maintenance costs have declined significantly in recent years due to the replacement of older owned barges with 129 new leased barges.

         Capital expenditures for the Barge Group for 1997 are expected to be approximately $0.5 million.

ITEM 3.  LEGAL PROCEEDINGS

         There have been no legal proceedings involving Holdings since its formation. Transtar and certain of its operating subsidiaries are defendants in other lawsuits and actions incident to the normal conduct of its business. While the results of these lawsuits and actions cannot be predicted with certainty, Transtar believes the ultimate outcomes will not have a material adverse effect on the operations, liquidity, capital resources and financial position of Transtar.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         Holdings is a Delaware limited partnership and as such its partnership interests are privately held and are not freely transferable.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                  Transtar Holdings, L.P.
                                                                         As of and for the year ended December 31,
                                                                ------------------------------------------------------------
                                                                1996         1995          1994          1993          1992
                                                                ----         ----          ----          ----          ----
                                                                                  (dollars in millions)
Statement of Income Data:
  Income (loss) from equity in earnings of Transtar..           $37.6       $ 31.1        $ 28.4        $  5.1        $(19.4)
  Interest and other financial expense...............           (18.8)       (16.6)        (14.7)         (0.9)          -
  Income (loss) from continuing operations...........           $19.6       $ 13.8        $ 13.0        $  4.1        $(19.4)
Balance Sheet Data:
  Investment in Transtar.............................           $ 0.5       $(15.4)       $(16.9)       $(44.7)       $(45.5)
  Total assets.......................................            50.9         14.0          (9.4)        (35.2)        (45.5)
  Long-term debt.....................................           148.8        130.7         114.8         100.9           -
  Partners' equity (deficit).........................           (98.6)      (117.3)       (124.9)       (137.2)        (45.5)

                                                                                     Transtar, Inc.
                                                                         As of and for the year ended December 31,
                                                                ------------------------------------------------------------
                                                                1996          1995         1994         1993           1992
                                                                ----          ----         ----         ----           ----
                                                                                  (dollars in millions)
Statement of Income Data:
  Operating revenues..................................         $509.1        $494.5       $478.5       $437.0         $440.5
  Operating expenses (excluding item shown below)(1)..          360.4         352.1        331.7        332.2          332.3
  Depreciation and amortization.......................           26.4          26.7         27.7         33.8           35.4
                                                               ------        ------       ------       ------         ------
    Operating income..................................          122.3         115.7        119.1         71.0           72.8
  Other income (expense)..............................            1.7           1.1         (8.7)         1.7            1.2
  Interest income.....................................            1.0           1.2          1.0          1.1            0.9
  Interest and other financial expense................          (21.3)        (24.1)       (25.3)       (47.8)         (56.6)
                                                               ------        ------       ------       ------         ------
    Income before income taxes........................          103.7          93.9         86.1         26.0           18.3
  Provision for income taxes..........................           32.8          35.2         32.4         10.2            7.0
                                                               ------        ------       ------       ------         ------
  Income from continuing operations...................          $70.9         $58.7       $ 53.7       $ 15.8         $ 11.3
                                                               ======        ======       ======       ======         ======
Other Data:
  Consolidated Cash Flow(2)...........................         $152.5        $148.6       $149.9       $128.8         $124.3
  Cash provided by operating activities...............          113.8          94.0         99.8         68.8           72.2
  Cash provided (used) by investing activities........          (15.8)        (16.9)         1.2         (6.4)          (9.6)
  Cash (used) by financing activities.................          (83.9)        (87.0)       (99.1)       (64.4)         (62.3)
  Capital expenditures................................           19.6          20.3         13.7         11.2           13.7
  Dividends paid......................................           40.9          55.8          -            -              -
  Non-cash interest(3)................................            0.1           0.1          0.1         15.7           26.1
  Consolidated Cash Flow to cash interest.............            7.2x          6.2x         5.9x         4.0x           4.1x
  Fixed charge coverage ratio(4)......................            7.2x          6.2x         5.9x         2.7x           2.2x
  Ratio of earnings to fixed charges(5)...............            4.6x          4.1x         3.7x         1.5x           1.3x
Balance Sheet Data:
  Cash and cash equivalents...........................          $24.7        $ 10.6       $ 20.5       $ 18.6         $ 20.6
  Total assets........................................          515.1         513.7        530.6        560.9          591.3
  Long-term debt less current portion.................          196.4         265.2        329.0        390.2          462.9

(1) Operating expenses include non-recurring charges (credits) of $(1.0) million, $(1.7) million, $17.3 million, and $8.5 million for the years ended December 31, 1996, 1994, 1993, and 1992, respectively. These charges primarily relate to non-recurring personal injury and labor costs, permanent impairments of certain assets and environmental costs.

(2) Consolidated Cash Flow represents earnings before interest expense, provision for income taxes, extraordinary item, cumulative effect of change in accounting principle, depreciation, amortization, special charges and non-cash SFAS 106 expenses related to other post-retirement benefits. Consolidated Cash Flow is a non-GAAP measure of performance and should not be considered as an alternative to net income, or any other GAAP measure of performance, or to cash flows from operating, investing or financing activities as a measure of liquidity. Consolidated Cash Flow is presented because it is a defined term in an indenture and because management believes it provides useful information regarding the Company's ability to service and/or incur debt.

(3) Non-cash interest represents interest on certain payment-in-kind notes and amortization of debt issuance costs.

(4) Fixed Charge Coverage Ratio is equal to Consolidated Cash Flow to Fixed Charges. Fixed charges consist of interest expense and amortization of debt issuance costs.

(5) Earnings used in computing the ratio of earnings to fixed charges consist of income before income taxes, cumulative effect of change in accounting principle and extraordinary items, plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs, and a portion of operating lease rental expense that is representative of the interest factor.

ITEM 7.                        TRANSTAR HOLDINGS, L.P.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations is presented as an analysis of Transtar Holdings, L.P.'s (Holdings) equity investment in Transtar, Inc. (Transtar). Holdings' earnings are derived solely from its 53.0% economic interest in Transtar. The following discussion should be read in conjunction with Holdings' Consolidated Financial Statements and Transtar's Consolidated Financial Statements and the related notes thereto included in Item 8 of Part II of this 10-K.

                           1996 VERSUS 1995 AND 1994

OVERALL

         Substantially all of the net income of Holdings consists of Holdings' share in the earnings of Transtar accounted for by the equity method. Holdings' Equity earnings of Transtar increased to $37.6 million in 1996 from $31.1 million in 1995 and $28.4 million in 1994. For a discussion of the results of operations of Transtar, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for Transtar.

         In 1996, Holdings' net income totaled $19.6 million, an increase of $5.8 million from $13.8 million in 1995 and a $6.6 million increase from the $13.0 million recorded in 1994.

REVENUES AND EXPENSES

         Holdings did not produce any revenues in 1996, 1995, or 1994. Holdings' operating expenses decreased in 1996 to $0.6 million, or $0.1 million less than the $0.7 million in 1995 and $0.2 million less than the $0.8 million incurred in 1994. As a result of a December 1993 offering of debt, interest and other financial expenses grew from $14.7 million in 1994, to $16.6 million in 1995, and $18.8 million in 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

         On December 7, 1993, Holdings and TCC issued $218 million aggregate principal amount of 13 3/8% Series A Senior Discount Notes due December 15, 2003. In 1994, Holdings and TCC exchanged the Series A Notes for Series B Notes (Notes). The first cash interest payment on the Notes is due on June 15, 2000.

         On August 29, 1996, Transtar declared a cash dividend in the amount of $850 per share on both its Class A Voting Common Stock and its Class B Nonvoting Common Stock to holders of record of the stock on August 27, 1996. Holdings received $8.7 million on August 29, 1996, representing its 53 % economic interest in the Transtar dividend. On November 26, 1996, Transtar declared a second cash dividend of $1,275 per share on both its Voting and Nonvoting Stock to holders of record of the stock on November 22, 1996. Holdings received $13.0 million on November 26, 1996 representing its 53% economic interest in the Transtar dividend. Pursuant to an Indenture Agreement relating to the issuance of the Notes (the Notes Indenture), both dividend payments were deposited into an escrow account.

         In February 1997, in accordance with the Notes Indenture, Holdings offered to repurchase a portion of the Senior Discount Notes at a price equal to 101 % of the accreted value of such Notes on the date of purchase. The offer to purchase the Notes was made by a notice to holders of the Senior Discount Notes and was held open for 20 business days. No Notes were tendered for repurchase. In March 1997, in accordance with the Notes Indenture and an agreement governing the escrow account, Holdings withdrew from the escrow account $5.3 million to distribute to its partners and $0.3 million to pay certain administrative expenses.

                            TRANSTAR HOLDINGS, L.P.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

         In 1995, Transtar declared two cash dividends, each in the amount of $1,450 per share, on both its Voting and Nonvoting stock to holders of record on October 27, 1995. The first dividend was paid on October 31, 1995 and the second was paid on December 29, 1995. Holdings received $14.8 million on October 31, 1995 and $14.8 million on December 29, 1995, representing its 53 % economic interest in the Transtar dividend. Pursuant to the Notes Indenture, both dividend payments were deposited in an escrow account. In accordance with the Notes Indenture and the escrow agreement, Holdings distributed from the first dividend $6.2 million to its partners and $0.4 million to pay certain administrative expenses. In January 1996, after distributing $0.9 million to its partners and $0.1 million to pay certain administrative expenses, Holdings offered to repurchase a portion of the Senior Discount Notes at an offer price equal to 101% of the accreted value of such Notes on the date of purchase. The offer to purchase the Notes was made by a notice to holders of the Senior Discount Notes and was held open for 20 business days. No Notes were tendered for repurchase.

         Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on Notes, make a Restricted Payment (as defined by the Notes Indenture), purchase or optimally redeem Notes or to pay administrative expenses of Holdings. Interest earned on the escrow balance amounted to $1.4 million and $76 thousand in 1996 and 1995, respectively.

         The only business activity of Holdings is its investment in Transtar. Holdings does not require any additional liquidity or capital resources, other than for professional fees and certain other administrative expenses, until the first interest payment is due on the Notes.

         Future dividends of Transtar are governed by Transtar's bylaws which require unanimous approval by the Company's directors to declare a dividend or other distribution (absent a decision by an independent consultant breaking a deadlocked vote). Holdings and USX each have the right, pursuant to a Stockholders Agreement dated as of December 28, 1988, as amended (the Stockholders' Agreement), to designate certain directors to the board of directors of the Company. As such, Holdings' ability to cause the Company to declare and pay a dividend or other distribution is dependent upon concurrence of USX.

                                 TRANSTAR, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         Transtar, Inc. (Transtar or the Company) is a holding company with principal operations in railroad freight and dock operations, Great Lakes shipping and inland barging.

                                1996 VERSUS 1995

OVERALL

         Transtar reported record net income of $70.9 million in 1996, compared to net income of $58.7 million in 1995. Transtar's results in 1996 were driven by the economy's continued strength, particularly within the domestic steel industry, which shipped at its highest level since 1974.

OPERATING REVENUES

         Operating revenues in 1996 totaled $509.1 million, or $14.6 million greater than in 1995. Revenue increases achieved by the Rail Group and the Fleet Group were $12.0 million and $4.3 million, respectively. These increases were partially offset by a revenue decline of $1.7 million on the Barge Group. Domestic steel shipments increased by 4.2 percent in 1996 and helped produce additional business volumes for Transtar. Approximately 40% of the overall revenue improvement was related to the movement of iron ore and associated dock handling which increased $5.9 million over 1995. The strong demand for iron ore pellets required an extension of the 1995 Great Lakes shipping season into the first quarter of 1996. Sailing in the very harsh first quarter weather conditions produced accessorial revenue of $1.8 million. Demurrage revenues, resulting primarily from industry retention of railroad freight cars, increased $1.8 million. Additional haulage for other transportation companies under various charter agreements provided a $2.7 million improvement in revenues. Coal and associated dock handling revenues remained virtually unchanged as the increased demand for coal deliveries to Great Lakes customers was offset by decreased shipments from Alabama origins destined for export.

OPERATING EXPENSES

         Operating expenses increased $8.1 million from 1995 levels to $386.9 million in 1996. Contributing to cost increases were: 1) increased repair and maintenance materials of $2.2 million, reflecting additional traffic volumes;
2) fuel costs increases of $5.5 million, reflecting additional traffic volumes as well as continually escalating prices; and 3) an increase in long-term lease expense of $1.7 million, reflecting new leases involving freight cars, locomotives and barges that were entered into in late 1995 and during 1996. Decreased car hire earnings, which are handled as a credit to operating expenses, and additional labor costs due to contract signings generated moderate increases in operating expense. Partially offsetting these increases were reduced state tax reserves of $1.0 million coupled with recognition of a $1.0 million credit resulting from the settlement of environmental litigation.

INTEREST EXPENSE

         Transtar's net interest expense decreased by $2.7 million in 1996 from 1995. This decrease is equally attributable to the retirement of $23.0 million of term debt during 1996 combined with a 50 basis point decrease in the average interest rate from 1995 to 1996.

                                 TRANSTAR, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

PROVISION FOR INCOME TAXES

         Transtar's provision for income taxes in 1996 was $32.8 million. The decrease of $2.5 million from 1995 is net of a reversal of prior years tax estimates. During 1996, Transtar completed a review of its accrual for prior year income tax liabilities and concluded that certain contingent liabilities which it previously had anticipated and provided for, were no longer appropriate. Accordingly, the current year provision for income taxes includes a reversal of $7.1 million for those previously recorded amounts. Transtar believes the tax reserves adequately reflect the liabilities of the company.

                                1995 VERSUS 1994

OVERALL

         Transtar reported net income of $58.7 million in 1995, compared to net income of $53.7 million in 1994. Transtar's results in 1995 were driven by the economy's continued strength, particularly within the domestic steel industry, which shipped at its highest levels since the early 1980's. Additionally, in 1994 an $11.0 million charge was recorded as full and final settlement of expenses associated with an anti-trust litigation indemnification issue with USX Corporation (USX). Also in 1994, a credit of $2.0 million was recorded as a result of the resolution of an environmental issue.

OPERATING REVENUES

         Operating revenues in 1995 totaled $494.5 million, or $16.1 million greater than in 1994. Revenue increases were achieved by all operating groups, with the Barge Group increasing $7.9 million, the Rail Group increasing $6.0 million, and the Fleet Group increasing $2.2 million. U.S. domestic steel shipments increased by 3.0 percent in 1995 and produced additional business volume for Transtar. Movements of raw materials used in the steel production process, such as ore and coke as well as outbound steel products, all showed revenue increases over 1994. Ore revenues improved by $1.8 million, coke revenues improved by $2.3 million, and steel and general merchandise revenues improved by $10.1 million. Coal and associated dockhandling revenues decreased by $1.1 million primarily due to the decreased demand for coal deliveries to Great Lakes customers, which offset increased shipments from Alabama origins destined for export.

OPERATING EXPENSES

         Operating expenses increased $19.4 million from 1994 levels to $378.8 million in 1995. Contributing to this cost increase were: 1) increased employment costs of $10.3 million, primarily to meet the demand of additional traffic volumes and increased maintenance, 2) favorable settlement of tax issues in 1994 in the states of Ohio and Minnesota which reduced expenses by $2.4 million, 3) repair and maintenance materials and outside contractor cost increases of $2.5 million, reflecting the increased traffic volumes, 4) the favorable settlement in 1994 of an environmental issue that resulted in a net favorable one-time reduction in cost of $1.7 million, and 5) a long-term lease expense increase of $1.0 million, reflecting the impact of the sale and leaseback of 500 freight cars in mid 1994 and the leasing of additional barges in late 1994 and in 1995.

                                 TRANSTAR, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

INTEREST EXPENSE

         Transtar's net interest expense decreased by $1.3 million in 1995 from 1994. This decrease is attributable to the reduction of $51.0 million of term debt during 1995, partially offset by a 160 basis point increase in the average interest rate from 1994 to 1995.

PROVISION FOR INCOME TAXES

         Transtar's provision for income taxes in 1995 was $35.3 million. The increase of $2.8 million over 1994 is primarily attributable to the improvement in Transtar's pretax income of $7.8 million in 1995 when compared to 1994.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

         Transtar ended 1996 with cash and cash equivalents totaling $24.7 million, which was $14.1 million more than the $10.6 million it had at year end 1995. During 1996, Transtar repaid $23.0 million of its term loan obligations and the entire $20.0 million it had previously drawn against its revolving line of credit. Following repayment of this borrowing, Transtar had $24.2 million available under its $25 million revolving line of credit. During 1995, Transtar repaid $51.0 million of its term loan obligations. A 1995 amendment to its Credit Agreement permitted payment of dividends not to exceed Transtar's 1996 net income. Transtar paid dividends of $40.9 million to its shareholders in 1996 compared to the $55.8 million of dividends paid in 1995.

         At December 31, 1996, Transtar had $258.0 million term loan obligations remaining, including $61.6 million (due June and December 1997) to complete its 1997 obligation. On January 13, 1997, Transtar repaid $10.0 million of this obligation. Transtar expects to repay the remaining 1997 obligation from its operating cash flow.

         Transtar and certain of its operating subsidiaries are defendants in lawsuits and actions in which claims have been made against the Company. While the results of these lawsuits and actions cannot be predicted with certainty, the Company believes the ultimate outcomes will not have a material adverse effect on the operations, liquidity, capital resources, or financial position of Transtar.

CAPITAL RESOURCES

         Net cash utilized for investing activities in 1996 at $15.8 million was $1.1 million less than 1995. This change reflects decreased capital spending in 1996 of $0.6 million and a $0.5 million increase in the proceeds from disposition of assets.

         Cash used for financing activities in 1996 decreased $3.0 million from 1995. Cash used for term loan debt payments declined by $28.0 million from 1995. In 1996, Transtar repaid $23.0 million of its debt obligation versus the $51.0 million it repaid in 1995. Transtar retired $20.0 million of revolving credit loans in 1996 which were incurred in 1995. In 1996, dividends of $40.9 million were paid to stockholders, compared with $55.8 million in 1995 and no dividends in 1994.

                                 TRANSTAR, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

CAPITAL EXPENDITURES

         Transtar's capital requirements during 1997 are forecasted to be approximately $18.4 million. Contractual commitments to acquire, via operating lease, two locomotives and twenty barges have been made. Internally generated funds from operations are sufficient to fund Transtar's mandatory debt payments as well as future capital requirements.

         In 1996, capital expenditures of $19.6 million represented a $0.6 million decrease from 1995. Capital expenditures in 1995 totaled $20.3 million, or $6.6 million more than in 1994. In addition to these capital expenditures, the Company spent $115.0 million in 1996, $110.5 million in 1995, and $103.9 million in 1994 for repair and maintenance of its facilities and equipment.

                             ENVIRONMENTAL MATTERS

         Transtar is subject to federal, state, and local laws and regulations relating to the environment. These laws regulate discharges into the environment, as well as the handling, storage, transportation, and disposal of waste and hazardous materials. These laws also require responsible parties to undertake remediation of hazardous waste disposal sites. Transtar provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Certain Transtar operating subsidiaries have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and are required to share the cost to remediate certain Superfund sites identified by the Environmental Protection Agency (EPA). In those instances where the probable costs of cleanup are estimable, Transtar has recorded a liability. At December 31, 1996 and 1995, accrued liabilities for remediation totaled $0.4 million and $3.0 million, respectively. The Company has considered the other potentially responsible parties in determining this accrual. For the period 1989 through 1996, actual cash payments associated with environmental expense have totaled $9.8 million.

         Transtar and USX have entered into an environmental indemnification agreement, whereby USX has agreed to indemnify Transtar against 75 percent of certain environmental claims, losses, liabilities, obligations, damages, deficiencies, costs, and expenses (collectively, Environmental Liabilities) in excess of $10 million. This environmental indemnification agreement covers Environmental Liabilities relating to certain assets and properties transferred by USX to Transtar upon the formation of Transtar, which Environmental Liabilities existed or occurred prior to such formation. Of the $9.8 million expended since 1988, $7.8 million is applicable to the $10 million threshold. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                           TRANSTAR HOLDINGS, L.P.
                                                                                                             Page
                                                                                                             ----
Report of Independent Accountants........................................................................     18
Consolidated Balance Sheet as of December 31, 1996 and 1995..............................................     19
Consolidated Statement of Income for the Years Ended December 31, 1996, 1995 and 1994....................     20
Consolidated Statement of Partners' Equity for the Years Ended December 31, 1996, 1995
and 1994.................................................................................................     20
Consolidated Statement of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994................     21
Notes to Consolidated Financial Statements...............................................................     22


                                               TRANSTAR,  INC.

Report of Independent Accountants........................................................................     26
Consolidated Balance Sheet as of December 31, 1996 and 1995..............................................     27
Consolidated Statement of Income for the Years Ended December 31, 1996, 1995 and 1994....................     28
Consolidated Statement of Retained Earnings for the Years Ended December 31, 1996, 1995
and 1994.................................................................................................     28
Consolidated Statement of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994................     29
Notes to Consolidated Financial Statements...............................................................     30
Financial Statement Schedules............................................................................     54

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of TRANSTAR HOLDINGS, L.P.

         In our opinion, the consolidated financial statements of Transtar Holdings, L.P., as listed in the accompanying index on page 17 of the Annual Report on Form 10-K, present fairly, in all material respects, the financial position of Transtar Holdings, L.P. and Transtar Capital Corporation (TCC) (Holdings) at December 31, 1996, and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Holdings' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
600 Grant Street
Pittsburgh, PA 15219


February 24, 1997

                            TRANSTAR HOLDINGS, L.P.

                           CONSOLIDATED BALANCE SHEET

                                                                                                    December 31,
                                                                                             -------------------------
                                                                                               1996             1995
                                                                                               ----             ----
                                                                                               (dollars in thousands)
    ASSETS
Current assets:
  Cash and cash equivalents (Note 2)................................................         $    386         $     95
  Other current assets..............................................................              329              365
                                                                                             --------         --------
    Total current assets............................................................              715              460
Restricted cash (Note 4)............................................................           44,579           23,096
Investment in Transtar..............................................................              491          (15,417)
Other assets (Note 2)...............................................................            5,105            5,843
                                                                                             --------         --------
    Total assets....................................................................         $ 50,890         $ 13,982
                                                                                             ========         ========
    LIABILITIES
Current liabilities:
  Accounts payable and other current liabilities....................................         $    729         $    615
Long-term debt (Note 3).............................................................          148,767          130,673
                                                                                             --------         --------
    Total liabilities...............................................................          149,496          131,288
    PARTNERS' EQUITY (DEFICIT)......................................................          (98,606)        (117,306)
                                                                                             --------         --------
    Total liabilities and partners' equity (deficit)................................          $50,890          $13,982
                                                                                             ========         ========


         The accompanying notes are an integral part of these consolidated financial statements.

                            TRANSTAR HOLDINGS, L.P.


                                         CONSOLIDATED STATEMENT OF INCOME
                                                                                   For the year ended December 31,
                                                                             ------------------------------------------
                                                                               1996             1995             1994
                                                                               ----             ----             ----
                                                                                        (dollars in thousands)
Revenues............................................................         $      -         $      -         $      -
                                                                             --------         --------         --------
Operating expenses:
    Selling, general and administrative expenses....................              551              736              804
                                                                             --------         --------         --------
        Operating (loss)............................................             (551)            (736)            (804)
Interest income.....................................................            1,399               81               19
Interest and other financial expenses...............................          (18,832)         (16,626)         (14,669)
                                                                             --------         --------         --------
    (Loss) before equity in earnings of Transtar....................          (17,984)         (17,281)         (15,454)
Equity in earnings of Transtar .....................................           37,584           31,082           28,442
                                                                             --------         --------         --------
    Net income......................................................         $ 19,600         $ 13,801         $ 12,988
                                                                             ========         ========         ========


                                      CONSOLIDATED STATEMENT OF PARTNERS' EQUITY


Partners' equity (deficit), beginning of year.......................        $(117,306)       $(124,907)       $(137,216)
Distribution to partners (Note 4)...................................             (900)          (6,200)               -
Net income..........................................................           19,600           13,801           12,988
Other adjustments to partners' equity (Note 5)......................                -                -             (679)
                                                                            ---------        ---------        ---------
Partners' equity (deficit), end of year.............................        $ (98,606)       $(117,306)       $(124,907)
                                                                            =========        =========        =========

         The accompanying notes are an integral part of these consolidated financial statements.

                            TRANSTAR HOLDINGS, L.P.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 For the year ended December 31,
                                                                          ---------------------------------------------
                                                                           1996              1995               1994
                                                                           ----              ----               ----
                                                                                      (dollars in thousands)
OPERATING ACTIVITIES:
  Net income ....................................................         $ 19,600          $ 13,801           $ 12,988
  Adjustments to reconcile net income to net cash used by
  operating activities:
    Amortization.................................................              380               517                601
    Non-cash interest and other financial expenses...............           18,832            16,604             14,669
    Non-cash interest income....................................            (1,393)              (76)                 -
    Equity in earnings of Transtar...............................          (37,584)          (31,082)           (28,442)
    Changes in:
      Accounts payable...........................................              114               (96)              (427)
      All other changes - net....................................             (343)             (398)              (741)
                                                                          --------          --------           --------
        Net cash used by operating activities....................             (394)             (730)            (1,352)
                                                                          --------          --------           --------
INVESTING ACTIVITIES:
  Dividends received.............................................           21,675            29,580                  -
                                                                          --------          --------           --------
        Net cash provided by investing activities................           21,675            29,580                  -
                                                                          --------          --------           --------
FINANCING ACTIVITIES:
  Restricted cash................................................          (21,675)          (29,580)                 -
  Distribution to partners.......................................             (900)           (6,200)                 -
  Withdrawal from restricted cash................................            1,585             6,560                  -
  Financing fees (Note 2)........................................                -                 -               (335)
                                                                          --------          --------           --------
        Net cash used by financing activities....................          (20,990)          (29,220)              (335)
                                                                          --------          --------           --------
Increase (decrease) in cash and cash equivalents.................              291              (370)            (1,687)
Cash and cash equivalents at beginning of period.................               95               465              2,152
                                                                          --------          --------           --------
Cash and cash equivalents at end of period.......................         $    386          $     95           $    465
                                                                          ========          ========           ========

         The accompanying notes are an integral part of these consolidated financial statements.

                            TRANSTAR HOLDINGS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION AND RELATED PARTIES

         On December 28, 1988, agreements were executed forming a new holding company, Transtar, Inc. (Transtar). Transtar, in turn, purchased certain former directly or indirectly wholly owned subsidiaries (the transportation subsidiaries) of USX Corporation (USX). As a result of these agreements, Blackstone Capital Partners L.P. (BCP) and Blackstone Transportation Partners L.P. (BTP), investment partnerships (collectively, Blackstone) controlled by their general partner Blackstone Management Associates L.P. (BMA), owned a 51 percent economic and voting interest in Transtar. USX held a 44 percent economic and 49 percent voting interest, and the remaining 5 percent of Transtar's equity was held as nonvoting shares by a management stock trust. Transportation Services Agreements, a Technical Services Agreement, an Agreement as to Tax Matters between Transtar and USX, and other ancillary agreements exist as a result of this transaction.

         BTP was originally formed in 1988 for the sole purpose of holding voting stock and nonvoting stock in Transtar. BTP was renamed Transtar Holdings, L.P. (Holdings) in November 1993. Additionally, in November 1993,
BMA withdrew from its role as general partner of Holdings and substituted Blackstone Transportation Company, Inc. (BTC) as the general partner of Holdings. Transtar Capital Corporation, a Delaware corporation and wholly owned subsidiary of Holdings (TCC), was formed in connection with an Offering of 13-3/8% Series A Senior Discount Notes. In 1994, Holdings and TCC exchanged the Series A Notes for Series B Notes (Notes). Holdings and TCC have no operations of their own. TCC is a shell corporation which has nominal assets and equity and no liabilities, operations or cash flows. Accordingly, the financial statements of TCC are not presented because they do not provide material information to investors. Holdings owns 51.0 percent of the voting shares and
53.0 percent of the economic interest in the capital stock of Transtar.

         The consolidated financial statements presented herein reflect the ownership by Holdings of the outstanding shares of Transtar capital stock formerly held by Blackstone. Since Holdings and BCP are under common control, the contribution of BCP's Transtar shares to Holdings has been accounted for in a manner similar to a pooling of interests.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES

         Principles of Consolidation -- The consolidated financial statements of Holdings include the accounts of Holdings and TCC, a wholly owned subsidiary. The investment in Transtar, over which Holdings has significant influence in management and control, is accounted for using the equity method and is carried in the investment account at Holdings' share of net assets plus advances. A proportionate share of Transtar's income is included as equity in earnings of Transtar.

         Cash and Cash Equivalents -- Cash and cash equivalents includes cash on hand and time deposits, certificates of deposit, high-grade commercial paper, and government securities, all purchased with maturities of three months or less, and all of which are carried at cost which approximates market.

         Income Taxes -- No current or deferred United States federal income taxes or state income taxes have been provided for Holdings since, as a partnership, Holdings is not subject to such taxes.

         Deferred Debt Issue Costs -- Deferred debt issue costs represent the unamortized portion of capitalized fees and expenses relating to issuance of the Notes on December 7, 1993. At that time, fees and expenses amounting to $7.0 million were capitalized. During 1994, additional fees amounting to $0.3 million were capitalized.

                            TRANSTAR HOLDINGS, L.P.

NOTE 2: (CONTINUED)

         Use of Estimates -- Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year.

         Reclassifications -- Certain reclassifications of prior years' data have been made to conform to 1996 classifications.

NOTE 3: LONG-TERM DEBT

                                                       Interest                        December 31,        December 31,
                                                       Rate (%)       Maturity             1996                1995
                                                       --------       --------         ------------        ------------
                                                                          (dollars in thousands)
Series B Senior Discount Notes ................         13.375           2003            $148,767            $130,673
  Less amount due within one year..............                                                 -                   -
                                                                                         --------            --------
  Long-term debt due after one year............                                          $148,767            $130,673
                                                                                         ========            ========

---------

         On December 7, 1993, Holdings and TCC (Issuers) issued $218 million aggregate principal amount of 13.375 percent Series A Senior Discount Notes due December 15, 2003. In 1994, Holdings and TCC exchanged the Series A Notes for Series B Notes (Notes). The Notes are the joint and several obligations of the Issuers. An original issue discount of $118 million will be amortized over a six year period commencing December 15, 1993 and ending December 15, 1999. Interest will be payable semi-annually in arrears on June 15 and December 15 commencing on June 15, 2000. The Notes have a principal at maturity of $218 million. The carrying value represents the principal at maturity less the unamortized discount. The fair value of the Notes at December 31, 1996 and 1995 was $168.8 million and $149.4 million, respectively. Fair value of the Notes is based on quoted market prices. The Notes are not guaranteed by Transtar or any of its subsidiaries and are subordinated to all existing and future liabilities of the Issuers' subsidiaries. Interest expense attributable to the Notes was $18.1 million, $15.9 million and $13.9 million in 1996, 1995 and 1994, respectively.

         The Issuers will be dependent on sales of, or dividends or distributions on, Holdings' Transtar stock in order to meet their obligations under the Notes or new notes as applicable. Except as noted below, Transtar's December 7, 1993 Credit Agreement (the Credit Agreement) prohibits the payment of dividends exceeding $1.5 million annually by Transtar until the sixth anniversary of the issuance of the Notes or new notes, as applicable. Commencing on the sixth anniversary of the issuance of the Notes or new notes, the Credit Agreement will permit the payment of dividends sufficient to fund the next cash interest payment on the Notes or new notes so long as no default with respect to that Credit Agreement has occurred and is continuing at such time or would result from the payment of such dividends. Transtar's by-laws require unanimous approval of Transtar's directors to declare a dividend or other distribution (absent a decision by an independent consultant breaking a deadlocked vote). Holdings and USX each have the right, pursuant to a Stockholders Agreement dated as of December 28, 1988, as amended (the Stockholders Agreement), to designate certain directors to the board of directors of Transtar. As such, Holdings' ability to cause Transtar to declare and pay a dividend or other distribution is dependent upon the concurrence of USX.

                            TRANSTAR HOLDINGS, L.P.

NOTE 3: (CONTINUED)

         On September 15, 1995, Transtar and the lending institutions that are party to the Credit Agreement approved an amendment that permitted Transtar to pay dividends during the fiscal year ending December 31, 1995 in an amount not to exceed $58.0 million. The amendment also permitted the payment of dividends after June 30, 1996 equal to or less than Transtar's net income for the fiscal year ending December 31, 1996. The amendment permitted Transtar to use proceeds from Revolving Credit Loans to pay dividends during either year. (See Note 4.)

NOTE 4: RELATED PARTY TRANSACTIONS

         On August 29, 1996, Transtar declared a cash dividend in the amount of $850 per share on both its Class A Voting Common Stock (Voting Stock) and its Class B Nonvoting Common Stock (Nonvoting Stock) to holders of record of the stock on August 27, 1996. Holdings received $8.7 million on August 29, 1996, representing its 53% economic interest in the Transtar dividend. Pursuant to an Indenture Agreement relating to the issuance of the Notes (the Notes Indenture), the dividend payment was paid into an escrow account. On November 26, 1996 Transtar declared a cash dividend of $1,275 per share on both its Voting Stock and its Nonvoting Stock to holders of record of the stock on November 22, 1996. Holdings received $13.0 million on November 26, 1996, representing its 53% economic interest in the Transtar dividend. In accordance with the Notes Indenture, this dividend was paid into the escrow account.

         In February, 1997, in accordance with the Notes Indenture, Holdings offered to repurchase a portion of the Senior Discount Notes at an offer price equal to 101% of the accreted value of such Notes on the date of purchase. The offer to purchase the Notes was made by a notice to holders of the Senior Discount Notes and was held open for 20 business days. No Notes were tendered for repurchase. In March 1997, in accordance with the Notes Indenture and an agreement governing the escrow account, Holdings withdrew from the escrow account $5.3 million to distribute to its partners and $0.3 million to pay certain administrative expenses.

         In 1995, Transtar declared two cash dividends, each in the amount of $1,450 per share, on both its Voting Stock and its Nonvoting Stock to holders of record of the stock on October 27, 1995. The first dividend was paid on October 31, 1995 and the second was paid on December 29, 1995. Holdings received $14.8 million on October 31, 1995 and $14.8 million on December 29, 1995, representing its 53% economic interest in the Transtar dividend. Pursuant to the Notes Indenture, the first dividend payment was paid into an escrow account. In accordance with the Notes Indenture and the agreement governing the escrow account, Holdings distributed $6.2 million of the first dividend payment to its partners and $0.4 million was used to pay certain administrative expenses.

         In accordance with the Notes Indenture, the second dividend payment was paid into the escrow account. In January 1996, after distributing $0.9 million to its partners, Holdings offered to repurchase a portion of the Senior Discount Notes at an offer price equal to 101% of the accreted value of such Notes on the date of purchase. The offer to purchase the Notes was made by a notice to holders of the Senior Discount Notes and was held open for 20 business days. No Notes were tendered for repurchase. In 1996 Holdings withdrew $0.7 million from the escrow account to pay administrative expenses.

         Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on the Notes, make a Restricted Payment (as defined by the Notes Indenture), purchase or optimally redeem Notes or to pay administrative expenses of Holdings. Interest earned on the escrow balance amounted to $1.4 million and $76 thousand in 1996 and 1995, respectively.

                            TRANSTAR HOLDINGS, L.P.

NOTE 5: PARTNERS' EQUITY

         In 1994 , Holdings recorded an adjustment to Partners Equity of $(0.7) million. This adjustment was due to a change in ownership related to a Transtar repurchase of treasury stock from their Management Stock Trust.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of TRANSTAR, INC.

         In our opinion, the consolidated financial statements of Transtar, Inc., as listed in the accompanying index on page 17 of this Annual Report on Form 10-K, present fairly, in all material respects, the financial position of Transtar, Inc., and its subsidiaries (the Company) at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
600 Grant Street
Pittsburgh, PA 15219


February 24, 1997

                                 TRANSTAR, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                                  December 31,
                                                                                         -----------------------------
                                                                                           1996                 1995
                                                                                           ----                 ----
                                                                                            (dollars in thousands)
  ASSETS
Current assets:
  Cash and cash equivalents (Note 2)..........................................           $ 24,691             $ 10,618
  Accounts receivable from related parties (Note 13)..........................             18,611               15,562
  Accounts receivable from others.............................................             46,335               49,670
  Other current assets (Note 6)...............................................              5,513                5,234
                                                                                         --------             --------
    Total current assets......................................................             95,150               81,084
Property, plant, and equipment,
  less accumulated depreciation (Note 7)......................................            385,637              395,943
Operating parts and supplies..................................................             15,896               18,271
Other assets (Note 8).........................................................             18,452               18,359
                                                                                         --------             --------
    Total assets..............................................................           $515,135             $513,657
                                                                                         ========             ========

  LIABILITIES
Current liabilities:
  Accounts payable ...........................................................            $66,030              $51,382
  Payroll and benefits payable................................................             37,318               34,777
  Accrued taxes...............................................................             10,328               10,234
  Accrued interest............................................................              2,906                4,360
  Borrowings under revolving credit agreement (Note 9)........................                 --               20,000
  Current portion of long-term debt (Note 9)..................................             61,603               15,813
  Other current liabilities...................................................              1,526                1,504
                                                                                         --------             --------
    Total current liabilities.................................................            179,711              138,070
Long-term debt less current portion (Note 9)..................................            196,400              265,203
Postretirement benefits other than pensions (Note 4)..........................            102,707               98,659
Deferred credits and other liabilities (Note 11)..............................             35,412               40,845
                                                                                         --------             --------
    Total liabilities.........................................................            514,230              542,777
Commitments and contingencies (Note 14)

  STOCKHOLDERS' EQUITY
Common stock (Note 12)........................................................              1,000                1,000
Paid-in capital (Note 12).....................................................             24,000               24,000
Retained earnings (deficit)...................................................            (17,822)             (47,847)
Treasury stock (Note 12)......................................................             (6,273)              (6,273)
                                                                                         --------             --------
    Total stockholders' equity................................................                905              (29,120)
                                                                                         --------             --------
    Total liabilities and stockholders' equity................................           $515,135             $513,657
                                                                                         ========             ========

              The accompanying notes are an integral part of these consolidated financial statements.

                                 TRANSTAR, INC.


                                         CONSOLIDATED STATEMENT OF INCOME

                                                                                   For the year ended December 31,
                                                                              ------------------------------------------
                                                                                1996             1995             1994
                                                                                ----             ----             ----
                                                                                       (dollars in thousands)
Revenues from related parties (Note 13)..............................         $293,601         $279,291         $272,085
Revenues from others.................................................          215,525          215,242          206,377
                                                                              --------         --------         --------
  Total revenues.....................................................          509,126          494,533          478,462
                                                                              --------         --------         --------
Operating expenses (excluding items shown below).....................          348,188          340,163          320,808
Selling, general, and administrative expenses........................           12,190           11,925           10,880
Depreciation and amortization........................................           26,483           26,716           27,681
                                                                              --------         --------         --------
  Total operating expenses...........................................          386,861          378,804          359,369
                                                                              --------         --------         --------
    Operating income.................................................          122,265          115,729          119,093
Other income (expense) (Note 13).....................................            1,703            1,118           (8,722)
Interest income......................................................            1,060            1,212              984
Interest and other financial expenses................................          (21,314)         (24,144)         (25,253)
                                                                              --------         --------         --------
  Income before income taxes.........................................          103,714           93,915           86,102
Less provision for income taxes (Note 5).............................           32,783           35,256           32,430
                                                                              --------         --------         --------
 Net income..........................................................         $ 70,931         $ 58,659         $ 53,672
                                                                              ========         ========         ========


                                      CONSOLIDATED STATEMENT OF RETAINED EARNINGS


Retained earnings (deficit), beginning of period....................          $(47,847)        $(50,681)       $(104,353)
Dividends paid (Note 12).............................................          (40,906)         (55,825)              --
Net income...........................................................           70,931           58,659           53,672
                                                                              --------         --------        ---------
Retained earnings (deficit), end of period...........................         $(17,822)        $(47,847)       $ (50,681)
                                                                              ========         ========        =========

              The accompanying notes are an integral part of these consolidated financial statements.

                                 TRANSTAR, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   For the year ended December 31,
                                                                               ----------------------------------------
                                                                                1996            1995             1994
                                                                                ----            ----             ----
                                                                                       (dollars in thousands)
OPERATING ACTIVITIES:
Net income.............................................................        $70,931         $58,659          $53,672
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization........................................         26,483          26,716           27,681
  Non cash interest expense............................................            731             816            1,086
  Deferred taxes.......................................................           (459)          8,959           15,620
  Loss (gain) on sale of assets........................................           (399)              9           (1,324)
  Non cash postretirement benefits expense (Note 4)....................          4,759           6,114            4,793
  Changes in:
    Accounts receivable................................................            286           2,333           (8,257)
    Accounts payable...................................................         14,648          (8,624)          11,368
    Deferred credits...................................................         (4,708)          3,236          (11,059)
    All other changes - net............................................          1,526          (4,178)           6,179
                                                                               -------         -------          -------
    Net cash provided by operating activities..........................        113,798          94,040           99,759
                                                                               -------         -------          -------
INVESTING ACTIVITIES:
  Capital expenditures.................................................        (19,634)        (20,267)         (13,700)
  Proceeds from the sale of assets.....................................          3,828           3,344           14,941
                                                                               -------         -------          -------
    Net cash provided by (used for) investing activities...............        (15,806)        (16,923)           1,241
                                                                               -------         -------          -------
FINANCING ACTIVITIES:
  Repayment of long-term borrowings....................................        (23,013)        (51,138)         (98,207)
  Borrowings (repayments) - revolver...................................        (20,000)         20,000               --
  Dividends paid.......................................................        (40,906)        (55,825)              --
  Payments to acquire treasury stock...................................             --              --             (836)
  All other, net.......................................................             --              --              (93)
                                                                               -------         -------          -------
    Net cash used for financing activities.............................        (83,919)        (86,963)         (99,136)
                                                                               -------         -------          -------
Increase (decrease) in cash and cash equivalents.......................         14,073          (9,846)           1,864
Cash and cash equivalents at beginning of period.......................         10,618          20,464           18,600
                                                                               -------         -------          -------
Cash and cash equivalents at end of period.............................        $24,691         $10,618          $20,464
                                                                               =======         =======          =======

SUPPLEMENTAL INFORMATION:
  Income taxes paid....................................................        $32,443         $25,595          $14,946
  Interest paid........................................................        $22,003         $22,672          $21,457

         The accompanying notes are an integral part of these consolidated financial statements.

                                 TRANSTAR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: FORMATION OF HOLDING COMPANY AND RELATED PARTIES

         On December 28, 1988, agreements were executed to form a new holding company, Transtar, Inc. (Transtar). Transtar, in turn, purchased certain former directly or indirectly wholly owned subsidiaries (the transportation subsidiaries) of USX Corporation (USX). As a result of these agreements, Blackstone Capital Partners, L.P. and Blackstone Transportation Partners, L.P.
(BTP), investment partnerships (collectively, Blackstone) controlled by their general partner Blackstone Management Associates, L.P. (BMA), owned a 51 percent economic and voting interest in Transtar. USX held a 44 percent economic and 49 percent voting interest, and the remaining 5 percent of Transtar's equity was held as nonvoting shares by a management stock trust. Transportation Services Agreements, a Technical Services Agreement, an Agreement as to Tax Matters between Transtar and USX, and other ancillary agreements exist as a result of this transaction. Transtar's operations are conducted in one business segment, transportation services, which is composed of three primary operations -- railroad and dock facility operations, Great Lakes shipping operations, and river barge operations.

         BTP was originally formed in 1988 for the sole purpose of holding voting stock and nonvoting stock in Transtar. In November 1993, BTP was renamed Transtar Holdings, L.P., a Delaware limited partnership (Holdings), which assumed ownership of BTP's then 51.8 percent economic interest and 51.0 percent voting interest in the capital stock of Transtar. Holdings has no operations of its own.

         During 1993 and 1994, Transtar repurchased 750 shares of nonvoting stock from the management stock trust and has recorded these shares as Treasury Stock. As of December 31, 1996, Holdings owns 53.0 percent economic interest and 51.0 percent voting interest in the capital stock of Transtar; USX owns
45.7 percent economic interest and 49.0 percent voting interest; and the management stock trust holds the remaining 1.3 percent economic interest.

         The Transtar transaction was accounted for as a purchase transaction prescribed by Accounting Principles Board Opinion (APB) No. 16 as modified by the Financial Accounting Standards Board's Emerging Issues Task Force Consensus No. 86-16, "Carryover of Predecessor Cost in Leveraged Buyout Transactions" (EITF 86-16). EITF 88-16, "Basis in Leveraged Buyout Transactions," subsequently superseded EITF 86-16. However, this transaction was completed prior to the effective date of EITF 88-16.

         Had the Transtar transaction been accounted for in accordance with EITF 88-16, a change in the basis of the acquired properties would not have resulted. Properties acquired by Transtar at December 28, 1988 would have been stated at a value of approximately $106 million less than the amount originally recorded, and the pension liability recognized at December 28, 1988 would have been $13 million less than the amount originally recorded. These differences would have resulted in a decrease in stockholders' equity of approximately $52.5 million as of December 31, 1996 via the acquisition debit as described in
Note 2 below. Annual operating income since December 28, 1988 would have been higher by approximately $4 million, reflecting lower depreciation expense partially offset by higher pension cost.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation -- The consolidated financial statements of Transtar include the accounts of Transtar and its subsidiaries. All significant intercompany transactions and balances have been eliminated from the consolidated financial statements.

                                 TRANSTAR, INC.

NOTE 2: (CONTINUED)

         Cash and Cash Equivalents -- Cash and cash equivalents include cash on hand and time deposits, certificates of deposit (CD), high-grade commercial paper, or government securities, all purchased with maturities of 3 months or less, and all of which are carried at cost which approximates market.

         Operating Parts and Supplies -- Operating parts and supplies consist primarily of repair and replacement materials for railroad and marine equipment and facilities, and are carried at the lower of average cost or market, defined as replacement cost.

         Fuel Oil Hedging -- Transtar from time to time enters into agreements to hedge exposure to price fluctuations in connection with the purchase of approximately fifty percent of its consumption of No. 2 heating oil (diesel fuel). Such transactions are accounted for as part of the commodity being hedged and are settled on a monthly basis. (See additional information in Note 10.)

         Interest Rate Hedging -- Transtar is party to interest rate protection agreements with several financial institutions to reduce the potential impact of increases in variable interest rates associated with the December 7, 1993, Credit Agreement. If required, interest expense associated with these agreements is accrued monthly and settled quarterly. Transtar is exposed to credit loss in the event of nonperformance by the other parties with respect to the interest rate protection agreements. However, Transtar does not anticipate nonperformance by the counterparties. (See additional information in Notes 9 and 10.)

         Property, Plant, and Equipment (PP&E) -- Properties acquired by Transtar at December 28, 1988 are stated at a combination of historical cost and fair value as a result of the accounting for the purchase transaction prescribed by APB 16, as modified by EITF 86-16. Subsequent property acquisitions are recorded at cost. Depreciation is generally computed on the straight-line method, utilizing a composite or grouped asset approach, based on estimated lives of the assets, which are generally from 3 to 50 years. Proceeds from the sale of those facilities depreciated on a group basis are credited to the depreciation reserve, which is subject to periodic adjustments through depreciation studies performed on a scheduled basis.

         When facilities depreciated on an individual basis are sold, the difference between the selling price and the remaining undepreciated value is reflected in income. When nondepreciable assets are sold, any gain or loss is reflected in income.

         Ordinary maintenance and repairs are charged to expense as incurred.

         Deferred Dry Dock Costs -- USS Great Lakes Fleet, Inc. (a Transtar subsidiary) is required by the U.S. Coast Guard to inspect and perform certain maintenance on each of its lake-going vessels every 5 years. Costs to perform this operation (dry dock costs) are deferred and amortized on a straight-line basis over 60 months from the time each vessel is dry docked.

         Deferred Lump-Sum Compensation -- Certain Transtar labor contracts contain provisions for compensation in the form of lump-sum payments. Lump-sum compensation that is determined to benefit future periods is deferred and amortized over the period of the contract in accordance with the provisions of EITF 88-23, "Lump-Sum Payments Under Union Contracts."

                                 TRANSTAR, INC.

NOTE 2: (CONTINUED)

         Acquisition Debit -- The Transtar transaction was accounted for as a business combination following the requirements of APB 16, as modified by EITF 86-16. These principles were used to determine the cost basis of Transtar. The difference between the purchase price and the new cost basis of Transtar resulted in the recognition of an acquisition debit in retained earnings in the consolidated financial statements.

         Revenue Recognition -- Revenues are generally recognized upon completion of a service, usually a transportation movement.

         Pension Costs -- Substantially all hourly and salary employees of Transtar are covered by qualified pension plans. Pension expense is based on a number of factors, including years of service, career earnings, and actuarial assumptions that are applied to plan assets and liabilities. Transtar accounts for pension costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions."

         Insurance -- Transtar insures its rail, marine, property, and casualty exposures. Certain self-insured retentions are maintained. Catastrophic coverage is also carried.

         Postretirement Benefits Other Than Pensions -- Transtar provides certain health care and life insurance benefits for retirees. Substantially all employees may become eligible for these benefits upon retirement. Transtar accounts for costs related to these benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions."

         Postemployment Benefits -- Transtar provides certain benefits to former or inactive employees after employment but before retirement. Substantially all employees may become eligible for these benefits. Transtar accounts for costs related to these benefits in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

         Use of estimates -- Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year end and the reported amounts of revenues and expenses during the year.

         Reclassifications -- Certain reclassifications of prior years' data have been made to conform to 1996 classifications.

                                 TRANSTAR, INC.

NOTE 3: PENSIONS

         Effective January 1, 1989, Transtar adopted a noncontributory defined benefit plan covering substantially all employees. Benefits payable under this plan are the higher of an amount based on years of service and final average pensionable earnings, or a minimum benefit based on years of service. Concurrently, Transtar adopted a defined benefit plan covering salary employees. Benefits payable under this plan are based on years of service and career pensionable earnings.

         Both plans recognize service and earnings as accrued under the predecessor USX plans, but contain offset provisions for the amount of pension benefits accrued as of December 28, 1988, the liability for which was retained by USX. Pension benefits for employees that retired prior to Transtar's formation on December 28, 1988 are the responsibility of USX.

         For both plans, the funding policy provides that payments to the respective trusts shall be equal to the Employee Retirement Income Security Act minimums, plus additional amounts as may be approved by management from time to time. Assets of the plans generally consist of corporate debt and equity securities and government obligations.

         Net periodic pension cost was determined as follows:

                                                                             1996              1995               1994
                                                                             ----              ----               ----
                                                                                     (dollars in thousands)
Cost of benefits earned during the period......................            $ 6,413           $ 5,323            $ 5,953
Interest cost on projected benefit obligation..................              7,829             6,807              6,240
Actual return on assets........................................             (8,769)          (11,798)               516
Amortization of unrecognized net obligation and
  deferral of gains (losses)...................................              5,160             9,737             (2,182)
                                                                           -------           -------            -------
Net periodic pension cost......................................            $10,633           $10,069            $10,527
                                                                           =======           =======            =======

                                 TRANSTAR, INC.

NOTE 3: (CONTINUED)

The following table sets forth the plans' funded status and amounts recognized on Transtar's balance sheet based on the discount rate, compensation level, and return on assets assumptions noted.

                                                      December 31, 1996                         December 31, 1995
                                            ------------------------------------       -----------------------------------
                                             Assets         ABO                         Assets        ABO
                                             Exceed       Exceeds                       Exceed      Exceeds
                                               ABO         Assets        Total            ABO        Assets        Total
                                             ------       -------        -----          ------      -------        -----
                                                                         (dollars in thousands)
Actuarial present value of benefit
obligations:

   Vested benefit obligation...........     $(70,613)           --      $(70,613)      $(8,593)     $(53,002)     $(61,595)
                                            ========       =======      ========       =======      ========      ========
   Accumulated benefit obligation
   (ABO)...............................      (73,955)       (1,118)      (75,073)       (8,702)      (56,822)      (65,524)
                                            ========       =======      ========       =======      ========      ========
   Projected benefit obligation........     (112,826)       (1,393)     (114,219)      (14,605)      (89,594)     (104,199)

Plan assets at fair value..............       79,808            --        79,808         9,180        53,027        62,207
                                            --------       -------      --------       -------      --------      --------
Projected benefit obligation in
   excess of plan assets...............      (33,018)       (1,393)      (34,411)       (5,425)      (36,567)      (41,992)

Unrecognized prior service cost........        2,993           452         3,445            --         3,218         3,218

Unrecognized net loss..................       25,998           301        26,299         3,683        24,286        27,969

Unrecognized net obligation at
  inception of plan....................        4,603            --         4,603           606         4,654         5,260
                                            --------       -------      --------       -------      --------      --------
Pension asset (liability) recognized
  on the balance sheet.................     $    576       $  (640)     $    (64)      $(1,136)     $ (4,409)     $ (5,545)
                                            ========       =======      ========       =======      ========      ========


         The assumed discount rate used to measure the benefit obligations of major plans was 7.5 percent at December 31, 1996, and 7.25 percent at December 31, 1995. The assumed rates of future increases in compensation levels was 3.5 percent for the non-contributory plan and 4.0 percent for the salary plan at both year ends. The expected long-term rate of return on plan assets was assumed to be 11 percent for 1996 and 10 percent for 1995 and 1994.

         Transtar participates in certain defined benefit multi-employer plans of maritime unions. Expenses related to these plans amounted to $1.1 million in 1996, 1995, and 1994.

         The Company also sponsors certain defined contribution pension plans. Participation in these plans is available to substantially all salaried employees and to certain groups of hourly employees. Company contributions to the salary plan are based on matching of employee contributions up to certain limits specified by the provisions of the plan. The cost of this plan was $1.4 million in 1996, $1.1 million in 1995, and $1.1 million in 1994.

NOTE 4: POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         Transtar provides certain medical and life insurance benefits to eligible retired employees and their dependents under defined benefit plans. Medical benefits are provided for hospitalization, physician services, and other major medical costs and are subject to various cost-sharing features and coordination with Medicare. The majority

                                 TRANSTAR, INC.

NOTE 4: (CONTINUED)

of benefits under provisions of these plans have not been prefunded. Medical and life insurance benefits for employees retired prior to Transtar's formation are obligations of USX.

         Net periodic postretirement benefit cost for 1996, 1995, and 1994 included the following components:

                                                                                      1996        1995           1994
                                                                                      ----        ----           ----
                                                                                          (dollars in thousands)
Cost of benefits earned during the period.....................................       $1,954      $2,200         $2,495
Interest cost on accumulated postretirement benefit obligation (APBO).........        6,486       7,299          6,109
Amortization of gains.........................................................         (498)        (95)          (208)
Amortization of prior service cost............................................          247         484             17
Expected return on assets.....................................................          (10)        (11)            (7)
                                                                                     ------      ------         ------
  Net periodic postretirement benefit cost....................................       $8,179      $9,877         $8,406
                                                                                     ======      ======         ======

         In 1996, 1995, and 1994, the incremental effect on postretirement benefit expense as the result of adoption of SFAS No. 106 was an increase of $4.8 million, $6.1 million, and $4.8 million, respectively.

         The following table sets forth the amounts included in Transtar's consolidated balance sheet:

                                                                                                     December 31
                                                                                              -------------------------
                                                                                                 1996            1995
                                                                                                 ----            ----
                                                                                                (dollars in thousands)
APBO attributable to:
  Retirees............................................................................        $ (40,242)      $ (38,153)
  Fully eligible plan participants....................................................          (12,010)        (11,112)
  Other active plan participants......................................................          (36,530)        (40,164)
                                                                                              ---------       ---------
       Total APBO.....................................................................          (88,782)        (89,429)
  Unrecognized net gain...............................................................          (19,267)        (14,666)
  Unrecognized prior service costs....................................................            1,257           1,487
  Plan assets at fair value...........................................................              176             144
                                                                                              ---------       ---------
  Accrued postretirement benefit obligation included in the balance sheet.............        $(106,616)      $(102,464)
                                                                                              =========       =========

         The assumed discount rate used to measure the accumulated postretirement benefit obligation was 7.5 percent at December 31, 1996, and
7.25 percent at December 31, 1995. The assumed health care cost trend rates used at December 31, 1996 were 6 percent in 1997, declining to an ultimate rate in 1998 of 5 percent. The assumed health care cost trend rates used at December 31, 1995 were 7 percent in 1996 and 6 percent in 1997, declining to an ultimate rate in 1998 of 5 percent.

         A one percentage point increase in the assumed health care cost trend rate would have increased the 1996 net periodic postretirement benefit cost by $1.3 million, and would have increased the APBO as of December 31, 1996, by $11.7 million.

         Assets of the plans generally consist of high quality corporate and government obligations. The funding policy is determined by contractual agreements with certain represented organizations.

                                 TRANSTAR, INC.

NOTE 5: INCOME TAXES

         Components of income tax expense are as follows:

                                                                                   1996          1995            1994
                                                                                   ----          ----            ----
Current federal..........................................................         $29,316       $22,884         $13,797
Current state, local, and foreign........................................           3,926         3,412           3,013
Deferred taxes...........................................................            (459)        8,960          15,620
                                                                                  -------       -------         -------
Total....................................................................         $32,783       $35,256         $32,430
                                                                                  =======       =======         =======


         The reconciliation of the U.S. statutory income tax rate to the total provision is as follows:

                                                      1996                       1995                       1994
                                                ----------------          --------------------        ------------------
                                                                        (dollars in thousands)
Statutory rate applied to income
  before tax.............................       $36,300    35.00%          $32,870      35.00%       $30,136       35.00%
State income tax after federal income
  tax impact.............................         3,458     3.33             3,120       3.32          2,809        3.26
Revision of prior years tax provision
  estimates..............................        (7,126)   (6.87)             (836)      (.89)          (625)       (.73)
Other, net...............................           151      .15               102        .11            110         .14
                                                -------    -----           -------      -----         ------      ------
Total....................................       $32,783    31.61%          $35,256      37.54%        $32,430      37.67%
                                                =======    =====           =======      =====         =======      =====


         Deferred tax assets and liabilities are composed of the following:

                                                                     December 31, 1996              December 31, 1995
                                                                -------------------------       -------------------------
                                                                 Assets       Liabilities        Assets       Liabilities
                                                                 ------       -----------        ------       -----------
                                                                              (dollars in thousands)
Accrual differences.......................................       $ 6,036       $    --          $ 2,072        $    --
Postretirement benefits...................................        42,806            --           40,820             --
PP&E basis differences....................................            --        65,803               --         60,312
                                                                 -------       -------          -------        -------
Total.....................................................       $48,842       $65,803          $42,892        $60,312
                                                                 =======       =======          =======        =======
Net balance...............................................                     $16,961                         $17,420
                                                                               =======                         =======

                                 TRANSTAR, INC.

NOTE 6: OTHER CURRENT ASSETS

                                                                                         December 31,
                                                                                    ----------------------
                                                                                     1996            1995
                                                                                     ----            ----
                                                                                    (dollars in thousands)
Prepaid insurance..........................................................         $2,233          $2,133
Deferred compensation......................................................            981             915
Supplies - current.........................................................          1,442           1,452
Other current assets.......................................................            857             734
                                                                                    ------          ------
Total......................................................................         $5,513          $5,234
                                                                                    ======          ======


NOTE 7: PROPERTY, PLANT, AND EQUIPMENT

                                                                                         December 31,
                                                                                    ----------------------
                                                                                     1996            1995
                                                                                     ----            ----
                                                                                    (dollars in thousands)

Railroad equipment..........................................................      $384,726       $378,310
Marine vessels and related equipment........................................        88,320         85,272
Barges, tows, and related equipment.........................................        41,474         45,832
Buildings...................................................................        26,975         26,579
Other.......................................................................         7,543          7,606
                                                                                  --------       --------
  Subtotal - depreciable property...........................................       549,038        543,599
  Less - accumulated depreciation...........................................      (211,972)      (196,529)
                                                                                  ---------      --------
Net depreciable property....................................................       337,066        347,070
Land........................................................................        48,571         48,873
                                                                                  --------       --------
Property, plant, and equipment, less accumulated depreciation...............      $385,637       $395,943
                                                                                  ========       ========


         The above amounts include equipment leased under capital leases of $42 thousand and $127 thousand at December 31, 1996 and 1995, respectively. For these assets, depreciation expense for the years ended December 31, 1996, 1995, and 1994 was $8 thousand, $136 thousand, and $154 thousand, respectively. Accumulated depreciation at December 31, 1996 and 1995 was $36 thousand and $112 thousand, respectively. Transtar leases a variety of facilities and equipment, including marine vessels, railroad equipment, barges, office equipment, and office space. Rent expense for operating leases was $24.4 million, $21.4 million, and $18.9 million for 1996, 1995, and 1994, respectively.

                                 TRANSTAR, INC.

NOTE 7: (CONTINUED)

         Total commitments under operating leases are as follows (dollars in thousands):

Year
1997........................................................         $ 21,074
1998........................................................           18,086
1999........................................................           17,343
2000........................................................           16,942
2001........................................................           14,888
Later years.................................................           92,162
                                                                     --------
  Total minimum lease payments..............................         $180,495
                                                                     ========


         Obligations under capital leases are not material.

NOTE 8: OTHER ASSETS

                                                                                                    December 31,
                                                                                               -----------------------
                                                                                                1996            1995
                                                                                                ----            ----
                                                                                               (dollars in thousands)
Long-term receivables and other investments...........................................         $6,193           $5,663
Deferred debt issue costs.............................................................          1,603            2,334
Deferred dry dock costs...............................................................          3,706            3,011
Deferred compensation.................................................................          1,111            1,345
Deferred lease costs..................................................................          4,183            4,642
Other deferred charges................................................................          1,656            1,364
                                                                                              -------          -------
  Total...............................................................................        $18,452          $18,359
                                                                                              =======          =======

         Deferred debt issue costs represent the unamortized portion of capitalized fees and expenses relating to the term loan and revolving credit facilities obtained in connection with a refinancing on December 7, 1993. Fees and expenses amounting to $4.2 million were capitalized and are being amortized over the life of the term loan.

                                 TRANSTAR, INC.

NOTE 9: LONG-TERM DEBT

                                                                                                       December 31
                                                              Interest                             ---------------------
                                                             Rates (%)        Maturity             1996          1995
                                                             ---------        --------             ----          -----
                                                                                                  (dollars in thousands)
Term loan (a).............................................      (b)           2000                $258,000      $281,000
Capital leases............................................                    1997                       3            16
                                                                                                  --------      --------
     Total long-term debt (c).............................                                         258,003       281,016
     Less amount due within 1 year........................                                         (61,603)      (15,813)
                                                                                                  --------      --------
     Long-term debt due after 1 year......................                                        $196,400      $265,203
                                                                                                  ========      ========

(a) This Credit Agreement with a group of lending institutions is dated December 7, 1993 and provides for a series of short-term variable rate loans over a 7 year life, which are secured by the stock of the Transtar subsidiaries. Principal payments are scheduled semi-annually on June 30 and December 31 in installments ranging from $20 million to $42 million. The first scheduled payment was due on June 30, 1994, and the last scheduled payment is due on December 31, 2000. Terms of the agreement require that the first $5 million of excess cash flow prepayments be applied in the inverse order of maturity and that sale leaseback prepayments be applied ratably over the remaining scheduled payment dates. All other voluntary or asset sale prepayments are to be applied in the order of maturity. In 1996, voluntary or asset sales prepayments of $23 million were applied to payments scheduled for December 31, 1996 and June 30, 1997. In 1995, voluntary or asset sales prepayments of $51 million were applied to payments scheduled for December 31, 1995, June 30, 1996, and December 31, 1996. Interest accrues at variable rates based on either an alternate base rate, an adjusted CD rate, or an adjusted London Interbank Offered Rate. Transtar periodically selects from these debt instruments to determine the variable rates of the loan. Interest rates are available in multiples of $1 million of borrowings in durations ranging from 1 day to 6 months.

(b) Transtar's debt interest expense in 1996, 1995, and 1994, including the effect of rate protection, was $20.2 million, $23.0 million, and $23.4 million, respectively. The average effective rates for the comparable periods were 7.1 percent, 7.6 percent, and 6.0 percent, respectively. As required by the December 7, 1993 Credit Agreement, Transtar must protect the variable interest rate on at least 40 percent of the outstanding term debt balance. The following table summarizes interest rate protection at December 31, 1996:

           Notional           Expiration          Interest            Interest
            Amount               Date            Rate Floor         Rate Ceiling
            ------               ----            ----------         ------------
        (in millions)
            $ 15               6/29/97               --                9.00%

             100               4/01/97              4.75%              7.03%

         During 1996 and 1995, there was no interest expense attributable to the rate protection agreements. During 1994, interest expense attributable to the rate protection agreements was $0.1 million.

(c) Required payments of long-term debt for 1998 through 2000 are $68.8 million, $61.3 million, and $66.3 million, respectively.

                                 TRANSTAR, INC.

NOTE 9: (CONTINUED)

         Transtar has a revolving credit agreement with a consortium of banks. This loan facility of up to $25 million is available for working capital and letter of credit purposes through December 31, 2000 and to pay dividends during 1995 and 1996 (see below). Interest accrues at the same variable rates as the term debt. There is an annual commitment fee of 1/2 of 1 percent of the unused portion of the loan facility. Transtar borrowed $20 million under this facility in December 1995. Interest expense was $0.5 million and $16 thousand in 1996 and 1995, respectively. Outstanding letters of credit are $0.8 million and $1.6 million at December 31, 1996 and 1995, respectively. In 1996, Transtar repaid the $20 million of borrowings under the revolving credit facility.

         The above debt agreements contain certain restrictions on capital spending, levels of new indebtedness, and the payment of dividends, as well as certain financial covenant requirements.

         On September 15, 1995, Transtar and the lending institutions that are party to the Credit Agreement approved an amendment that permitted Transtar to pay dividends during the fiscal year ending December 31, 1995 in an amount not to exceed $58.0 million. The amendment also permitted the payment of dividends after June 30, 1996 equal to or less than Transtar's net income for the fiscal year ending December 31, 1996. The amendment permitted Transtar to use proceeds from Revolving Credit Loans to pay dividends during either year (See Note 12).

NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair value of financial instruments has been determined by Transtar using the best available market information and appropriate valuation methodologies. However, considerable judgment was necessary in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that Transtar could realize in a current market exchange or the value that ultimately will be realized upon maturity or disposition. Additionally, because of the variety of valuation techniques permitted under SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," comparability of fair values among entities may not be meaningful. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                                     December 31,
                                                              -------------------------------------------------------
                                                                          1996                          1995
                                                              --------------------------    -------------------------
                                                                               Estimated                    Estimated
                                                                Carrying         Fair         Carrying         Fair
                                                                  Amount         Value          Amount        Value
                                                                  ------         -----          ------        -----
                                                                                (dollars in thousands)
Assets:
  Cash and cash equivalents.............................      $ 24,691        $ 24,691      $ 10,618       $ 10,618
  Noncurrent receivables................................         3,854           3,854         4,155          4,155
Liabilities:
  Current maturities of long-term debt..................        61,603          61,603        15,813         15,813
  Long-term debt........................................       196,400         196,400       265,203        265,203
Off-balance-sheet financial instruments:
  Interest rate protection..............................            --              --            --              2
  Fuel oil hedges.......................................            --              --            --             --

                                 TRANSTAR, INC.

NOTE 10: (CONTINUED)

         The following methods and assumptions were used to estimate the fair value of those financial instruments for which it was practicable to estimate that value.

         Cash and cash equivalents - The carrying amount for cash and cash equivalents approximates fair value.

         Noncurrent receivables - The carrying amount for noncurrent receivables approximates fair value.

         Current debt and long-term debt - The carrying amount of Transtar's borrowings under the credit facility and capital leases approximates fair value.

         Interest rate agreements - The fair value of interest rate protection agreements is the amount that Transtar would receive or pay to terminate the agreements, considering interest rates and remaining maturities based on quoted market prices or discounted cash flow methods, or the cost to replace the agreement.

         Fuel oil hedges - Transtar had no fuel oil hedging agreements in place at December 31, 1996. Fuel oil hedging agreements in place at December 31, 1995 had no value. Transtar generated income of $0.4 million in 1996 as a result of fuel oil hedges. Amounts generated in previous years were immaterial.

NOTE 11: DEFERRED CREDITS AND OTHER LIABILITIES

                                                                                       December 31,
                                                                                 -----------------------
                                                                                  1996            1995
                                                                                  ----            ----
                                                                                 (dollars in thousands)
Pension liabilities.......................................................       $    --         $ 3,837
Personal injuries.........................................................        13,673          13,043
Operating accounts........................................................         2,858           4,677
Deferred credits - leases.................................................         1,920           1,868
Deferred taxes............................................................        16,961          17,420
                                                                                 -------         -------
     Total................................................................       $35,412         $40,845
                                                                                 =======         =======


NOTE 12: EQUITY

         As of December 31, 1996 and 1995, Transtar had authorized and issued 10,000 shares of Class A Voting Common Stock (Voting Stock) with no par value and 10,000 shares of Class B Nonvoting Common Stock (Nonvoting Stock) with no par value. Holdings owns 5,100 shares of the Voting Stock and 5,100 shares of the Nonvoting Stock; USX owns 4,900 shares of the Voting Stock and 3,900 shares of the Nonvoting Stock; and 250 shares of the Nonvoting Stock are held by a management stock trust. An additional 750 shares of the Nonvoting Stock, previously repurchased from the management stock trust, are being held as Treasury Stock at cost.

         On August 29, 1996, Transtar declared a cash dividend of $850 per share on both its Voting Stock and its Nonvoting Stock to holders of record of the stock on August 27, 1996. The dividend of $16.4 million was paid on August 29, 1996. On November 26, 1996 Transtar declared a cash dividend of $1,275 per share on both its Voting and its Nonvoting Stock to holders of record of its stock on November 22, 1996. The dividend of $24.5 million was paid on November 26, 1996.

                                 TRANSTAR, INC.

NOTE 12: (CONTINUED)

         In 1995, Transtar declared two cash dividends, each in the amount of $1,450 per share on both its Voting Stock and its Nonvoting Stock, to holders of record of the stock on October 27, 1995. The first dividend of $27.9 million was paid on October 31, 1995 and the second dividend of $27.9 million was paid on December 29, 1995.

         During 1994, Transtar implemented a fixed stock option plan to promote the interests of Transtar and its stockholders by attracting and retaining key management employees. The total number of options granted was 750, all of which are subject to a 5-year vesting schedule commencing December 28, 1993. All options granted under the plan have an exercise price of $8,364.05, which was the estimated fair market value of the Company's common stock at the date of grant. The options become exercisable up to 20 percent per year and do not have an expiration date. As of December 31, 1996, there were 450 options exercisable and 300 options outstanding under the plan.

         In 1996, Transtar adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The statement defines a fair-value-based method of accounting for employee stock options, but allows companies to continue to record compensation cost using currently accepted recognition principles. Companies electing to continue using currently accepted recognition principles must make proforma disclosures of net income as if the fair-value-based method of accounting had been applied to options granted in fiscal years beginning after December 15, 1994. Transtar adopted the disclosure-only option under SFAS No.
123. There were no options granted in 1996 or 1995. The adoption of this statement had no effect on the results of operations or financial position of Transtar.

NOTE 13: RELATED-PARTY TRANSACTIONS

         The Transportation Services Agreements provide Transtar with certain rights including: (i) sole serving rail carrier status at USX's Minntac, Gary, Fairfield and Mon Valley facilities as well as USS/Kobe's Lorain facility; (ii) sole rights to perform specified USX in-plant switching services; (iii) sole serving Great Lakes Fleet bulk commodity carrier status for USX, including USS/Kobe; and (iv) primary inland barge operator status for the water transport of USX's commodities originating at or destined for Birmingham, Alabama. With respect to the services referred to in clause (i) above, the Transportation Service Agreements provide that such services will continue indefinitely as long as a non-Transtar rail carrier has not obtained access to the USX facility being served; with respect to the services referred to in clause (ii) above, the agreements are exclusive through 1998 and provide that such services will continue indefinitely so long as USX has not purchased from Transtar or otherwise obtained the Transtar track on which such services are provided; with respect to the services referred to in clause (iii) above, the agreements provide that such services will continue for a term ending on March 15,1999 for USS/Kobe and March 15, 2000 for the other USX facilities, which terms will be automatically renewed for successive one-year periods unless either USX or Transtar has given the other at least three years prior written notice of termination; with respect to the services described in clause (iv) above, the agreements provide that such services will generally continue until December 28, 1998.

         With respect to the services referred to in clause (iii) above, USS/Kobe Steel Company, on March 14, 1996, provided written notice to terminate on March 15, 1999, the end of their primary term. USX on February 12, 1997 provided written notice of their intent to terminate effective March 15, 2000. Transtar has initiated discussions to structure new Transportation Services Agreements. Transtar believes that new agreements will be in place prior to the expiration/moratorium of the existing agreements, but there can be no assurance of reaching an agreement.

         Transtar earns a significant portion of its revenues from transportation and related services provided to USX. For 1996, 1995, and 1994, transactions with USX represented 58 percent, 56 percent, and 57 percent of total revenues, respectively. Receivables from USX as of December 31, 1996 and 1995 represented 29 percent and 24 percent of total receivables, respectively. Terms of these transactions are similar to those of nonrelated customers.

                                 TRANSTAR, INC.

NOTE 13: (CONTINUED)

         With respect to the USS GLF sole serving Great Lakes Fleet bulk commodity carrier status for USX, the U.S. Steel Group is required to pay, at a minimum, Transtar's annual fixed costs related to the agreement, including lease/charter costs, depreciation of owned vessels, and other administrative costs. Fixed costs (included in Transtar revenues) under this agreement approximated $20 million, $21 million, and $20 million in 1996, 1995, and 1994, respectively. The fixed costs are expected to continue at approximately the same level over the duration of the agreement.

         Transtar provides maintenance services to USX. Proceeds from services provided amounted to $7.2 million, $8.4 million, and $10.2 million for 1996, 1995, and 1994, respectively.

         USX provided several corporate services associated with ongoing business activities of Transtar. Total expenses for these services were $0.6 million, $0.5 million, and $0.6 million for 1996, 1995, and 1994, respectively.

         Transtar purchased materials from USX amounting to $0.5 million, $0.3 million, and $0.3 million, in 1996, 1995, and 1994, respectively. USX purchased materials from Transtar amounting to $0.8 million, $1.2 million and $1.3 million in 1996, 1995 and 1994, respectively.

         Pursuant to an Asset Purchase Agreement related to the formation of Transtar in December 1988, Transtar reimbursed USX $1.4 million, $1.5 million, and $2.3 million for certain benefits paid to Transtar retirees by USX in 1996, 1995, and 1994, respectively.

         In 1994, Transtar accrued $11.0 million related to a settlement agreement with USX to resolve any and all disputes concerning the scope of USX's indemnity of Transtar under an anti-trust Indemnification Agreement. This amount was charged to other income (expense) of Transtar. Transtar paid $10.0 million of the settlement in 1994.

         Transtar pays, to USX and a Blackstone affiliate, a monitoring fee of
0.15 percent of consolidated revenue. Total monitoring fees (0.3 percent of revenue) paid and accrued were approximately $1.5 million, $1.5 million, and $1.4 million in 1996, 1995, and 1994, respectively. These fees were accounted for as operating expenses.

NOTE 14: COMMITMENTS AND OTHER CONTINGENCIES

         Transtar is subject to federal, state, local, and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Transtar provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. At December 31, 1996 and 1995, accrued liabilities for remediation totaled $0.4 million and $3.0 million, respectively. In 1996, Transtar paid $1.0 million and reversed a $1.0 million reserve due to the settlement of an environmental remediation liability. In 1994, Transtar reversed a $2.0 million reserve due to a revised estimate of costs for remediation of an environmental site. For the period 1989 through 1996, actual cash payments associated with environmental expense have totaled $9.8 million.

         Transtar and USX have entered into an environmental indemnification agreement, whereby USX has agreed to indemnify Transtar against 75 percent of certain environmental claims, losses, liabilities, obligations, damages, deficiencies, costs, and expenses (collectively, Environmental Liabilities) in excess of $10 million. This environmental indemnification agreement covers Environmental Liabilities relating to certain assets and properties transferred by USX to Transtar upon the formation of Transtar, which Environmental Liabilities existed or occurred prior to such formation. Of the $9.8 million expended since 1988, $7.8 million is applicable to the $10 million threshold. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

                                 TRANSTAR, INC.

NOTE 14: (CONTINUED)

         At year end 1996, certain Transtar subsidiaries had purchase commitments in the amount of $6.6 million for the acquisition of rail and marine equipment. In January 1997, a Transtar subsidiary entered into an agreement to purchase 9.5 million net gallons of fuel oil per shipping season for the shipping seasons of 1997, 1998 and 1999. The purchase price for the fuel oil will be based upon market prices subject to certain minimum price provisions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information about each of BTC's (Holdings' sole general partner) and TCC's executive officers and directors. Unless otherwise indicated, positions listed are for both BTC and TCC. Each executive officer holds office until his successor shall have been appointed or until his death, resignation or removal. The directors and executive officers of BTC and TCC receive no compensation.

    Name                                    Age, Business Experience and Other Directorships
    ----                                    ------------------------------------------------
James J. Mossman                age 38, Director since November 1993 and President since November 1993;
President and Director          a Member of Blackstone Group Holdings (BGH) L.L.C.; a General
                                Partner of BGH L.P. from 1990 to February 1996; Vice President of
                                The Blackstone Group L.P. (The Blackstone Group) from 1987 to 1989.
                                Mr. Mossman is a director of People's Choice TV Corporation,
                                Great Lakes Dredge & Dock Corporation, Collins & Aikman Corporation and Transtar.

Peter G. Peterson               age 70, Director since November 1993; Co-Founding Member of BGH L.L.C.;
Director                        Co-Founding Partner of BGH L.P. from 1985 to February 1996; and, Chairman of The Blackstone Group since 1985. Mr. Peterson is a director of Sony
                                Corporation, Transtar,  UCAR International, Inc., and the Federal Reserve Bank
                                of New York.  He is also Chairman of the Council on Foreign Relations,
                                Chairman of the Institute for International Economics, and Founding President of
                                The Concord Coalition.

Stephen A. Schwarzman           age 50, Director since November 1993; Co-Founding Member of BGH L.L.C.;
Director                        Co-Founding Partner of BGH L.P. from 1985 to February 1996; and President
                                & Chief Executive Officer of The Blackstone Group since 1985. Mr. Schwarzman is a director of Collins & Aikman Corporation, Transtar and UCAR
                                International, Inc.

Howard A. Lipson                age 33, Treasurer since November 1993; Mr. Lipson joined The Blackstone
Treasurer                       Group in 1988 and is a member of BGH L.L.C.  Mr. Lipson is a director of Rose
                                Hills, Inc., Prime Succession Holdings, Inc., AMF Group Inc., UCAR International,
                                Inc., Volume Service, Inc., and Ritvik Holdings, Inc.

         The following table sets forth certain information concerning the officers of Transtar.

             NAME                                                     AGE                    POSITION
             ----                                                     ---                    --------
Robert S. Rosati  . . . . . . . . . . . . . . . . . . . .             58       President and Chief Executive Officer
Frank J. Habic  . . . . . . . . . . . . . . . . . . . . .             57       Vice President-Operations
Joseph W. Schulte . . . . . . . . . . . . . . . . . . . .             55       Vice President-Finance and
                                                                                 Chief Financial Officer
George E. Steins  . . . . . . . . . . . . . . . . . . . .             61       Vice President-Administration
Rade Vignovic . . . . . . . . . . . . . . . . . . . . . .             62       Vice President-Marketing
Robert N. Gentile . . . . . . . . . . . . . . . . . . . .             45       Vice President-Law, General Counsel
                                                                                 and Secretary

         Mr. Rosati is President and Chief Executive Officer, a position he has held since January 1, 1994. Mr. Rosati had been Vice President--Finance and Chief Financial Officer of Transtar and its subsidiaries. Mr. Rosati had also been Comptroller of B&LE until December 1, 1988, when he was elected Vice President--Finance of the Railroads. His railroad experience of 31 years includes positions as Manager--Audit Division, Manager of Marketing, and Dock Superintendent with DMIR, and Superintendent in the Transportation Department with EJ&E. Prior experience with the firm of Ernst & Ernst, Pittsburgh, Pa., 1960-1965. Mr. Rosati is a Director of the Transtar subsidiaries and is a member of the Pennsylvania Institute of Certified Public Accountants. University of Pittsburgh, BBA-- 1961. Attended Graduate Business Program at University of Minnesota--Duluth, 1976-1979.

         Mr. Habic was elected Vice President--Operations of Transtar on July 1, 1993. He is responsible for the operations of all Transtar subsidiaries. His railroad experience encompasses 32 years. He held a succession of increasingly responsible Operating Department positions within the Railroad Group. He was appointed General Superintendent of Transportation of the EJ&E in 1978. He was appointed General Superintendent of The Pittsburgh & Conneaut Dock in 1983. In 1984, he was appointed General Manager of the B&LE and several shortline railroads. Mr. Habic is also a Director of the Transtar Subsidiaries. He holds a B.S. from the U.S. Military Academy at West Point and an M.B.A. from Northwestern University.

         Mr. Schulte is Vice President--Finance of Transtar and CFO. Mr. Schulte had previously been Comptroller of Transtar and its subsidiaries. Mr. Schulte had also been Comptroller of the Railroad Group beginning January, 1989. Since joining the Union Railroad in 1966, he progressed through various accounting positions on the Railroads. He was appointed Treasurer for the Railroads in 1981, director of Internal Audit in 1983, and Comptroller of the DM&IR and EJ&E Railroads in 1985. Mr. Schulte is a Director of the Transtar subsidiaries and is a member of the American and Pennsylvania Institutes of Certified Public Accountants. He holds a B.S. in Accounting from The Pennsylvania State University.

         Mr. Steins was elected Vice President--Administration of Transtar on May 1, 1995. His railroad experience spans 37 years, holding positions of increasing responsibility in accounting, marketing and operations with Transtar companies. He most recently served as Assistant Vice President and General Manager of the Bessemer and Lake Erie Railroad, the Elgin, Joliet and Eastern Railway and several smaller railroad subsidiaries since 1993. Mr. Steins is a Director of all of the Transtar subsidiaries and a member of the Association for Transportation Law, Logistics and Policy. He holds a B.S. in Accounting from Gannon College.

         Mr. Vignovic is Vice President--Marketing of Transtar. Mr. Vignovic began his railroad career on the B&LE as a Cost Analyst in 1964. From 1967 on, Mr. Vignovic held a series of marketing positions within the Railroads. He was appointed Vice President--Marketing of all of the Railroads in 1994. Mr. Vignovic is a Director of all of the Transtar subsidiaries and is a member of the National Freight Traffic Association and the Traffic Club of Chicago. He holds a B.S. from Carnegie Mellon University and an MBA from the University of Chicago.

         Mr. Gentile is General Counsel and Secretary of Transtar, and all of its subsidiaries, a position he has held since December 28, 1988. He is also Vice President--Law of Transtar, a position he has held since May 1, 1995.
Mr. Gentile began his career with the Railroad Group in March 1979, holding positions of increasing importance within the Legal Department. He was appointed General Claim Agent in 1984, named Senior General Claim Agent in 1986. Mr. Gentile is a Director of all of the Transtar subsidiaries. Prior to joining the Railroad Group, Mr. Gentile was in private practice as a trial lawyer. Mr. Gentile is a member of the American, Pennsylvania and Allegheny County Bar Associations and American Corporate Counsel Association. University of Pittsburgh, BA--1973 (summa cum laude, Phi Beta Kappa) University of Pittsburgh, JD--1976, LaRoche College, MS--1984, University of Pittsburgh,
MBA (Beta Sigma Gamma)--1989.

ITEM 11.  EXECUTIVE  COMPENSATION

         The directors and executive officers of BTC (Holdings' sole general partner) and TCC receive no compensation but are reimbursed for travel and out-of-pocket expenses incurred in connection with their duties as directors and executive officers.

         The following table provides certain summary information concerning the compensation paid or accrued by the Company on behalf of the Company's Chief Executive Officer and the four other most highly-compensated executive officers of the Company for the years ended December 31, 1996, December 31, 1995, and December 31, 1994:

                                 TRANSTAR, INC.
                           SUMMARY COMPENSATION TABLE

                                                                                             LONG TERM COMPENSATION
                                                                                       ----------------------------------
                                            ANNUAL COMPENSATION                               AWARDS             PAYOUTS
                                  -----------------------------------------------     ----------------------     -------   ALL OTHER
                                                           SALARY &                   RESTRICTED                  LTIP      COMPEN-
     NAME AND                                                BONUS      OTHER ($)       STOCK        OPTIONS     PAYOUTS   SATION($)
PRINCIPAL POSITION        YEAR    SALARY ($)  BONUS ($)    TOTAL ($)       (1)        AWARDS($)        (#)         ($)         (2)
------------------        ----    ---------   --------     ---------    ---------     ---------      -------     -------     ------
R.  S. Rosati . . . . .   1996     250,000     250,000      500,000        8,273          0               0         0        28,912
 President & Chief        1995     230,000     210,000      440,000       10,609          0               0         0        23,570
 Executive Officer        1994     210,000     190,000      400,000        9,792          0             200         0        24,611

F. J. Habic . . . . . .   1996     190,000     154,000      344,000        3,780          0               0         0        22,434
 Vice President-          1995     180,000     146,000      326,000        6,490          0               0         0        19,110
 Operations               1994     165,000     134,000      299,000        7,669          0             100         0        20,483

J. W. Schulte . . . . .   1996     160,000     115,000      275,000        3,501          0               0         0        16,713
 Vice President-          1995     150,000     108,000      258,000        6,102          0               0         0        14,582
 Finance and Chief        1994     140,000     101,000      241,000        8,553          0             100         0        15,439
 Financial Officer

G. E. Steins. . . . . .   1996     155,000     112,000      267,000        5,751          0               0         0        19,223
 Vice President-          1995     148,000     102,000      250,000        6,985          0               0         0        17,267
 Administration           1994     140,000      88,000      228,000        4,597          0              25         0        18,313

R. N. Gentile . . . . .   1996     152,000     109,000      261,000        6,694          0               0         0        14,323
 Vice President-Law,      1995     147,000     106,000      253,000        6,651          0               0         0        12,475
 General Counsel          1994     140,000     101,000      241,000        6,262          0              50         0        12,616
 and Secretary


-------------------

(1) Includes health additive; executive tax assistance and financial planning; and imputed income for automobiles.
(2) This column includes amounts contributed or accrued in 1996 under the Transtar Salaried Savings Fund Plan and the related Supplemental Savings Plans ($12,896, $9,619, $8,000, $7,750, and $7,600 for Messrs. Rosati,
     Habic, Schulte, Steins and Gentile, respectively); annual imputed income associated with executive life insurance policies in 1996 ($1,536, $2,235, $862, $2,448, and $699 for Messrs. Rosati, Habic, Schulte, Steins and Gentile, respectively); and annual amounts attributable to split-dollar life insurance provided by Transtar in 1996 ($14,480, $10,580, $7,851, $9,025 and $6,024 for Messrs. Rosati, Habic, Schulte, Steins and Gentile, respectively).

                               STOCK OPTION PLAN

         During 1994, Transtar implemented a stock option plan to promote the interests of Transtar and its stockholders by attracting and retaining key management employees. The total number of options granted was 750, all of which are subject to a 5-year vesting schedule commencing December 28, 1993. These options generally become exercisable at the vesting date and do not have an expiration date. The option price per share is $8,364.05, and each exercised option will eventually be repurchased by the Company at a time and price (which approximates fair value) as defined in the stock option plan.

                        AGGREGATED 1996 OPTION EXERCISES
                      AND DECEMBER 31, 1996 OPTION VALUES

                                                                                                 VALUE OF EXERCISABLE/
                                                              NO. OF EXERCISABLE/                    UNEXERCISABLE
                         NO. OF                                  UNEXERCISABLE                       IN-THE-MONEY
                         SHARES            VALUE                  OPTIONS AT                          OPTIONS AT
  NAME                  EXERCISED        REALIZED ($)         DECEMBER 31, 1996                   DECEMBER 31, 1996($)
  ----                  ---------        ------------         ------------------                  --------------------
R. S. Rosati               0                  0                      120/80                          504,360/336,240
F. J. Habic                0                  0                       60/40                          252,180/168,120
J. W. Schulte              0                  0                       60/40                          252,180/168,120
R. N. Gentile              0                  0                       30/20                          126,090/ 84,060
G. E. Steins               0                  0                       15/10                          162,390/108,260

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The directors and executive officers of BTC (Holdings' sole general partner) and TCC receive no compensation.

         James J. Mossman, Peter G. Peterson and Stephen A. Schwarzman serve as directors of BTC (Holdings' sole general partner) and TCC. Transtar pays a monitoring fee of 0.15% of its consolidated revenue to Blackstone Management Partners L.P.. James J. Mossman, Peter G. Peterson and Stephen A. Schwarzman are partners of Blackstone Management Partners L.P.. Monitoring fees paid were approximately $765,000 for 1996, $740,000 for 1995, and $715,000 for 1994.

                                PENSION BENEFITS

         Transtar, Inc. pension benefits are comprised of two defined benefits: the first, based on final earnings and the second, on career earnings. The following table shows the annual final earnings pension benefits for retirement at age 62 (or earlier under certain circumstances), for various levels of eligible earnings which would be payable to employees retiring with representative years of service based on a formula of a specified percentage (dependent on years of service) of average annual eligible earnings in the five consecutive years of the ten years prior to retirement in which such earnings were highest. Eligible earnings are base earnings and exclude any bonuses paid. As of December 31, 1996, Messrs. Rosati, Habic, Schulte, Steins, and Gentile have 31, 32, 30, 37, and 17 credited years of service, respectively.

                           TABLE OF PENSION BENEFITS

                        FINAL EARNINGS PENSION BENEFITS

    AVERAGE ANNUAL
  ELIGIBLE EARNINGS
   FOR HIGHEST FIVE
  CONSECUTIVE YEARS
    IN TEN-YEAR                                       ANNUAL BENEFITS FOR YEARS OF SERVICE
  PERIOD PRECEDING            -----------------------------------------------------------------------------------
     RETIREMENT                15 YRS.        20 YRS.        25 YRS.        30 YRS.       35 YRS.         40 YRS.
  ----------------            --------       ---------      --------      ---------       --------       --------
      $125,000                $ 21,656       $ 28,875       $ 36,094       $ 43,313       $ 51,188       $ 59,063
       150,000                  25,988         34,650         43,313         51,975         61,425         70,875
       175,000                  30,319         40,425         50,531         60,638         71,663         82,688
       200,000                  34,650         46,200         57,750         69,300         81,900         94,500
       225,000                  38,981         51,975         64,969         77,963         92,138        106,313
       250,000                  43,313         57,750         72,188         86,625        102,375        118,125
       300,000                  51,975         69,300         86,625        103,950        122,850        141,750
       350,000                  60,638         80,850        101,063        121,275        143,325        165,375
       400,000                  69,300         92,400        115,500        138,600        163,800        189,000
       450,000                  77,963        103,950        129,938        155,925        184,275        212,625
       500,000                  86,625        115,500        144,375        173,250        204,750        236,250


         Annual career earnings pension benefits are equal to 1% of total career eligible earnings plus a 30% supplement. The estimated annual career earnings benefits payable at normal retirement age 65, assuming no increase in annual earnings, will be $56,030 for Mr. Rosati, $47,140 for Mr. Habic, $42,790 for Mr. Schulte, $34,610 for Mr. Steins, and $56,310 for Mr. Gentile. Benefits from the final earnings and the career earnings reflected above are not subject to any reduction or offset for Social Security entitlements. Benefits from the final earnings reflected above are subject to a reduction or offset for a portion of Railroad Retirement entitlements. Benefits may be paid as an actuarially determined lump sum in lieu of monthly pensions under both the final earnings and career earnings provisions of the Plan.

         In addition to the pension benefit described above, R. S. Rosati is entitled to the benefits shown in the table below based on bonuses paid under the Annual Incentive Compensation Plan upon retirement after age 60.

                         SUPPLEMENTAL PENSION BENEFITS

    AVERAGE ANNUAL BONUS
       EARNINGS FOR
      THREE HIGHEST
    YEARS IN TEN-YEAR                                    ANNUAL BENEFITS FOR YEARS OF SERVICE
     PERIOD PRECEDING            -----------------------------------------------------------------------------------
        RETIREMENT                15 YRS.        20 YRS.        25 YRS.        30 YRS.        35 YRS.       40 YRS.
    -------------------          --------       --------       --------       --------       --------       -------
         $100,000                $ 23,100       $ 30,800       $ 38,500       $ 46,200       $ 53,900       $ 61,600
          200,000                  46,200         61,600         77,000         92,400        107,800        123,200
          300,000                  69,300         92,400        115,500        138,600        161,700        184,800

                           EQUITY PARTICIPATION PLAN

         Key management employees of Transtar and its subsidiaries are eligible to participate in Transtar's Equity Participation Plan. Under the Equity Participation Plan, Transtar's Board of Directors appoints a compensation committee with full power to administer the plan. Participants in the plan receive awards of restricted common stock of Transtar as determined in the discretion of the compensation committee.

                              CERTAIN TRANSACTIONS

         Transtar pays to each of USX and Blackstone Management Partners L.P. a monitoring fee of 0.15% of Transtar's consolidated revenue. Total monitoring fees paid were approximately $1.5 million for 1996, $1.5 million for 1995 and $1.4 million for 1994.

         On August 29, 1996, Transtar declared a cash dividend in the amount of $850 per share on both its Class A Voting Common Stock (Voting Stock) and its Class B Nonvoting Common Stock (Nonvoting Stock) to holders of record of the stock on August 27, 1996. Holdings received $8.7 million on August 29, 1996, representing its 53% economic interest in the Transtar dividend. Pursuant to an Indenture Agreement relating to the issuance of the Notes (the Notes Indenture), the dividend payment was paid into an escrow account. On November 26, 1996 Transtar declared a cash dividend of $1,275 per share on both its Voting Stock and its Nonvoting Stock to holders of record of the stock on November 22, 1996. Holdings received $13.0 million on November 26, 1996, representing its 53% economic interest in the Transtar dividend. In accordance with the Notes Indenture, this dividend was paid into the escrow account.

         In February, 1997, in accordance with the Notes Indenture, Holdings offered to repurchase a portion of the Senior Discount Notes at an offer price equal to 101% of the accreted value of such Notes on the date of purchase. The offer to purchase the Notes was made by a notice to holders of the Senior Discount Notes and was held open for 20 business days. No Notes were tendered for repurchase. In March 1997, in accordance with the Notes Indenture and an agreement governing the escrow account, Holdings withdrew from the escrow account $5.3 million to distribute to its partners and $0.3 million to pay certain administrative expenses.

         In 1995, Transtar declared two cash dividends, each in the amount of $1,450 per share, on both its Voting Stock and its Nonvoting Stock to holders of record of the stock on October 27, 1995. The first dividend was paid on October 31, 1995 and the second was paid on December 29, 1995. Holdings received $14.8 million on October 31, 1995 and $14.8 million on December 29, 1995, representing its 53% economic interest in the Transtar dividend. Pursuant to the Notes Indenture, the first dividend payment was paid into an escrow account. In accordance with the Notes Indenture and the agreement governing the escrow account, Holdings distributed $6.2 million of the first dividend payment to its partners and $0.4 million was used to pay certain administrative expenses.

         In accordance with the Notes Indenture, the second dividend payment was paid into the escrow account. In January 1996, after distributing $0.9 million to its partners, Holdings offered to repurchase a portion of the Senior Discount Notes at an offer price equal to 101% of the accreted value of such Notes on the date of purchase. The offer to purchase the Notes was made by a notice to holders of the Senior Discount Notes and was held open for 20 business days. No Notes were tendered for repurchase. In 1996 Holdings withdrew $0.7 million from the escrow account to pay administrative expenses.

         Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on the Notes, make a Restricted Payment (as defined by the Notes Indenture), purchase or optimally redeem Notes or to pay administrative expenses of Holdings. Interest earned on the escrow balance amounted to $1.4 million and $76 thousand in 1996 and 1995, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

THE ISSUERS

         The following table and accompanying footnotes set forth the beneficial ownership of partnership interests of Holdings. TCC is a wholly owned subsidiary of Holdings.

                                                                                 Percentage          Economic
   Name of Beneficial Owners                   Type of Interest                   of Class         Interest (1)
   -------------------------                   ----------------                   ---------        ------------
BTC(2)                                    General Partnership                     100.000%             1.000%
Blackstone entities(3)                    Limited Partnership                      91.574%            90.658%
Tyler Massachusetts L.P.                                                            8.426%             8.342%
("Tyler")(4)                              Limited Partnership
James J. Mossman(5)                       General and Limited Partnership              0                  0
Peter G. Peterson(5)                      General and Limited Partnership              0                  0
Stephen A. Schwarzman(5)                  General and Limited Partnership              0                  0
Howard A. Lipson(5)                       General and Limited Partnership              0                  0
All executive officers and directors
as a group (4 persons)(5)                 General and Limited Partnership              0                  0

(1) Represents percentage of total partnership interests (including general and limited partnership interests) in Holdings.
(2) BTC holds the sole general partnership interest in Holdings. The address of BTC is 345 Park Avenue, New York, New York 10154.
(3) The following Blackstone entities own 91.574% of the limited partnership interests in Holdings, which represents the following economic interests in Holdings: Blackstone Transportation Capital Partners L.P., 34.493%; Blackstone Domestic Capital Partners L.P., 33.880%; Blackstone Offshore Capital Partners L.P., 14.943%; and Blackstone Family Investment Partnership I L.P., 5.987%; Blackstone Advisory Directors Partnership L.P., 0.843%; and Blackstone Management Associates L.P., 0.512%. The address of the Blackstone entities is 345 Park Avenue, New York, New York 10154.
(4) The address of Tyler is c/o Bain Venture Capital, 2 Copley Plaza, Boston, Massachusetts 02116.
(5) Messrs. Mossman, Peterson, Schwarzman and Lipson are affiliated with Blackstone in the capacities described under "Directors and Executive Officers of the Registrant". Partnership interests data for these individuals does not include any of the interests included in the above table beneficially owned by Blackstone.

THE COMPANY

         The authorized and outstanding capital stock of the Company consists of 10,000 shares of Class A Voting Stock (Voting Stock), without par value, and 10,000 shares of Class B Nonvoting Stock (Nonvoting Stock), without par value. All of the voting and nonvoting stock of Transtar represents an equivalent economic interest in the Company.

         The following table sets forth the ownership of Transtar as of December 31, 1996:

                                     Voting Stock       % of Voting        Nonvoting           % of Non-          % of Total
     Shareholder                       Owned              Shares          Stock Owned        voting Shares          Shares
     -----------                      -----------       -----------       -----------        -------------        ----------
Transtar Holdings, L.P..........         5,100              51.0%            5,100               55.1%               53.0%
USX Corporation.................         4,900              49.0             3,900               42.2                45.7
Management......................            --                --               250                2.7                 1.3
                                        ------             -----             -----              -----               -----
    Total.......................        10,000             100.0%            9,250              100.0%              100.0%
                                        ======             =====             =====              =====               =====

         Management's direct interest has been reduced since Transtar's formation due to repurchases of 750 shares of nonvoting stock from retiring managers. Such stock has been allocated to promoted managers in a stock option program. Total economic ownership of Management, including the effect of this program, is 5 percent.

         The Board of Directors of Transtar consists of five members, three of which are designated by Blackstone and two by USX pursuant to a Stockholders' Agreement.

         As of December 31, 1996, all of the subsidiaries of Transtar were wholly owned, directly or indirectly, by Transtar.

         The Company's by-laws provide that certain matters presented to the Board require unanimous approval of the directors, including, among other things: (a) any proposal which, if approved, (i) would require any stockholder entitled to vote (a "voting stockholder") to subscribe for additional shares of capital stock of the Company or contribute additional capital to the Company or would result in a diminution of any voting stockholder's proportionate voting power among stockholders if such voting stockholder failed to contribute additional capital voluntarily; (ii) would otherwise result in a diminution of a voting stockholder's proportionate voting power among stockholders; or (iii) results in the Company's subsidiaries being unable to perform adequately their obligations under any of the Transportation Services Agreements; (b) authorization or issuance of any shares of any equity security of the Company or any option, warrant, right or instrument convertible into any equity security of the Company or convertible or exchangeable into any option, warrant or right to receive any such equity security; (c) redemption of any stock of the Company; (d) any new borrowing by the Company or any subsidiary thereof (other than borrowings to finance specific capital expenditures approved in the annual capital budget), or the grant of any new lien, encumbrance or security interest in connection therewith on any material assets of the Company or such subsidiary not previously encumbered except in certain circumstances; (e) any merger, consolidation, liquidation or dissolution of the Company or sale of substantially all the assets thereof or sale of stock of any of the Company's subsidiaries; (f) the sale or merger of any direct or indirect subsidiary of the Company, or the sale of assets or discontinuance of operations of any direct or indirect subsidiary of the Company which in either case results in such subsidiary being unable to perform adequately its obligations under any of the Transportation Services Agreements, except for certain subsidiaries; (g) any amendment of any of the Transportation Services Agreements; (h) any expenditure or commitment in excess of $5,000,000 for the acquisition by the Company or any direct or indirect subsidiary thereof of any capital stock or other equity or ownership or proprietary interest in any other corporation, partnership, association, trust, joint venture or other entity, or of any debt obligation of any thereof; (i) any lease of real or personal property or any renewal thereof except for certain circumstances; (j) any sale and lease-back or any refinancing thereof; (k) any filing by the Company or any direct or indirect subsidiary thereof of a petition for protection under Federal bankruptcy statutes; (1) declaration of any dividend or other distribution to stockholders; and (m) selection of an independent consultant (the "Consultant").

         In the event the members of the Board of Directors fail to agree unanimously on any matter for which unanimous approval is required, the by-laws provide that the Consultant shall render a decision on such matter which shall be binding, provided that the Consultant shall have no authority to render a decision on any of the matters covered by clauses (a), (b), (d), (e), (f) and
(m) described above. If the Board of Directors fails to agree unanimously on any of the matters covered by clauses (a), (b), (d), (e), (f) and (m), the Company's by-laws do not specify how deadlocks are to be resolved. Therefore, the Board of Directors could remain deadlocked and would be unable to take any action on matters requiring unanimous approval.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DEPENDENCE UPON USX

         For the year 1996, approximately 58% of Transtar's revenues were derived from the provision of services to USX and its affiliates. Transtar's operating relationship with USX is governed by three Transportation Services Agreements. These agreements, along with Transtar's exclusive rail access to virtually all USX's steel facilities and its integration within these facilities, provide some stability to Transtar's cash flows. Among other things, the Transportation Services Agreements provide Transtar with certain rights including: (i) sole serving rail carrier status at USX's Minntac, Gary, Fairfield and Mon Valley facilities as well as USS/Kobe's Lorain facility; (ii) sole rights to perform specified USX in-plant switching services; (iii) sole serving Great Lakes Fleet bulk commodity carrier status for USX, including USS/Kobe; and (iv) primary inland barge operator status for the water transport of USX's commodities originating at or destined for Birmingham, Alabama. With respect to the services referred to in clause (i) above, the Transportation Service Agreements provide that such services will continue indefinitely as long as a non-Transtar rail carrier has not obtained access to the USX facility being served; with respect to the services referred to in clause (ii) above, the agreements are exclusive through 1998 and provide that such services will continue indefinitely so long as USX has not purchased from Transtar or otherwise obtained the Transtar track on which such services are provided; with respect to the services referred to in clause (iii) above, the agreements provide that such services will continue for a term ending on March 15, 1999 for USS/Kobe and March 15, 2000 for the other USX facilities, which terms will be automatically renewed for successive one-year periods unless either USX or Transtar has given the other at least three years prior written notice of termination; with respect to the services described in clause (iv) above, the agreements provide that such services will generally continue until December 28, 1998. The agreements also provide that USX shall not, at any time, take any action (a) which would in any way, either directly or indirectly, encourage any non-Transtar rail carrier to attempt to obtain access to any of the USX plants for which Transtar is the sole serving rail carrier or (b) which would in any way assist in and/or support any such rail carrier in any efforts to obtain such access; provided that USX may, after December 28, 1998, request that an independent arbitrator determine whether it is reasonable and equitable under the facts, circumstances and the regulatory and competitive conditions in effect at that time, at one or more facilities, for USX to seek access for a non-Transtar rail carrier. In making such a decision, the independent arbitrator must consider the effect of his decision on the relevant Transtar unit's cost/price relationship as of December 28, 1988 as well as USX's competitive position.

         With respect to the services referred to in clause (iii) above, USS/Kobe Steel Company, on March 14, 1996, provided written notice to terminate on March 15, 1999, the end of their primary term. USX on February 12, 1997 provided written notice of their intent to terminate effective March 15, 2000. Transtar has initiated discussions to structure new Transportation Services Agreements. Transtar believes that new agreements will be in place prior to the expiration/moratorium of the existing agreements, but there can be no assurance of reaching an agreement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1).  FINANCIAL STATEMENTS

         Financial Statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 17.

(a)(2).  FINANCIAL STATEMENT SCHEDULES

         Schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the financial statements or the notes thereto.

(A)(3).  EXHIBITS

Footnote    Exhibit
  Ref.         No                              Description
--------    -------                            -----------

   (a)       3.1      Certificate of Incorporation of Transtar Capital Corporation, filed with the Secretary of State of the State of Delaware on November 23, 1993.

   (a)       3.2      By-laws of Transtar Capital Corporation.

   (a)       3.3      Certificate of Incorporation of Blackstone Transportation Company, Inc., the controlling general partner of Transtar Holdings, L.P. (Holdings), filed with the Secretary of State of the State of
                      Delaware on November 23, 1993.

   (a)       3.4      By-laws of Blackstone Transportation Company, Inc., the controlling general partner of
                      Transtar Holdings, L.P.

   (a)       3.5      Second Amended and Restated Agreement of Limited Partnership of Transtar Holdings, L.P.

   (a)       3.6      Amended and Restated Certificate of Limited Partnership of Holdings

   (a)       3.7      By-laws of Transtar, Inc.

   (a)       4.2      Specimen Certificate of 13 3/8% Series B Senior Discount Notes due 2003 (the Notes)
                      (included in Exhibit 4.3 hereto).

   (a)       4.3      Indenture, dated as of December 7, 1993, among Holdings, TCC and the United States Trust
                      Company of New York, as trustee, pursuant to which the Notes were issued.

   (a)      10.3      Credit Agreement, dated as of December 7, 1993, among Transtar, Inc. and Chemical Bank as Agent and Issuing Bank thereunder.

   (d)    10.3.1      Second amendment dated as of September 15, 1995 to the Credit Agreement dated as of
                      December 7, 1993 among Transtar, Inc. and Chemical Bank as Agent and Issuing Bank
                      thereunder.

   (a)     10.4       Stockholders Agreement, dated as of December 28, 1988, by and among Blackstone Capital
                      Partners L.P., Blackstone Transportation Partners L.P., USX Corporation and Transtar, Inc.

   (a)      10.5      Transportation Services Agreement, dated December 28, 1988, between Transtar, Inc. and
                      USX Corporation.

   (a)      10.6      Transportation Agreement, dated March 16, 1988, between USX Corporation and USS Great
                      Lakes Fleet, Inc.

   (a)      10.7      Transportation Services Agreement, dated December 28, 1988, between Transtar, Inc. and
                      U.S. Steel Mining.

   (a)      10.8      Management Stock Trust Agreement, dated December 28, 1988, between Transtar, Inc. and
                      Pittsburgh National Bank.

   (a)      10.10     Transtar, Inc. Equity Participation Plan, dated December 28, 1988, as amended.

   (e)      10.13     Transtar, Inc. Savings Plan for Salaried Employees, effective January 1, 1989 as amended through January 1, 1996.

Footnote   Exhibit
  Ref.       No                           Description
--------   -------                        -----------
   (a)      10.14     Transtar, Inc. Flexible Compensation Plan for Non-Represented Employees of Transtar, Inc.
                      and Subsidiary Companies, effective January 1, 1989.

   (e)      10.14.1   Transtar, Inc. Split Dollar Life Insurance Plan, effective July 1, 1994.

   (a)      10.15     Layoff Unemployment Benefit Program for Non-Union Salaried Employees as amended
                      January 1, 1989.

   (e)      10.16     Transtar, Inc. Salaried Retirement Plan, effective January 1, 1989 as amended through
                      January 1, 1996.

   (a)      10.20     Amendment No. 1 to Bareboat Charter, dated as of September 29, 1989, between PNC Leasing
                      Corp and Transtar, Inc.

   (a)      10.21     Bareboat Charter, dated as of June 1, 1990, between PNC Leasing Corp and Transtar, Inc.

   (a)      10.22     Bareboat Charter Party, dated as of September 30, 1991, between Joy Finance Company and
                      Transtar, Inc.

   (a)      10.23     Lease Agreement, dated as of May 1, 1980, between GATX Leasing Corporation, successor to Gould Leasing Services, Inc., and Bessemer and Lake Erie Railroad Company.

   (a)      10.24     Equipment Lease, dated as of May 30, 1980, between the Bessemer and Lake Erie Railroad
                      Company and State Street Bank as Trustee.

   (a)      10.25     Master Railcar Lease Agreement, dated as of April 30, 1993, between The CIT
                      Group/Equipment Financing, Inc. and Elgin, Joliet and Eastern Railway Company.

   (a)      10.26     Railroad Equipment Lease, dated as of November 15, 1989, between Elgin, Joliet & Eastern
                      Railway Company and Mellon Financial Services Corporation #3.

   (a)      10.27     Bareboat Charter, dated as of June 1, 1989, between PNC Leasing Corp and Transtar, Inc.

   (a)      10.28     Amendment No. 1 to Indenture of Trust and First Preferred Ship Mortgage, dated March 19,
                      1982, between The Connecticut Bank and Trust Company, as Owner Trustee, and Mercantile-
                      Safe Deposit and Trust Company, as Indenture Trustee.

   (a)      10.29     Note Purchase Agreement, dated as of May 26, 1983.

   (a)      10.30     Charter, dated as of September 1, 1980, between The Connecticut Bank and Trust Company and United States Steel Corporation.

   (a)      10.31     Assignment Agreement and Supplement No. 2 to First Preferred Fleet Mortgage, dated as of
                      December 3, 1987.

   (a)      10.32     Assignment of Second Transportation Services Agreement, dated as of July 1, 1981, between
                      United States Steel Corporation and USS Great Lakes Fleet, Inc.

   (a)      10.33     Option Agreement, dated as of July 2, 1975, among Litton Industries, Inc. and Litton Industries
                      Leasing Corporation and United States Steel Corporation.

   (a)      10.34     Release, dated as of July 2, 1975, between Litton Great Lakes Corporation and United States
                      Steel Corporation.

   (a)      10.35     Consent, dated as of December 21, 1988, from Xerox Corporation to USX Corporation.

   (a)      10.36     Guaranty, dated as of December 27, 1988, from USX Corporation to Litton Industries, Inc.,
                      Litton Credit Corporation, Litton Great Lakes Corp. and Litton Industries Leasing Corporation.

   (a)      10.37     Assignment of Engineering and Maintenance Agreement, dated as of July 1, 1991, between
                      United States Steel Corporation and USS Great Lakes Fleet Services, Inc.

   (a)      10.38     Lease Renewal, dated as of October 24, 1991, between USS Great Lakes Fleet, Inc. and
                      Labovitz Enterprises.

   (a)      10.40     Assignment of Leases, dated as of May 31, 1984, between Duluth, Missabe and Iron Range
                      Railway Company and Joel Labovitz.

   (a)      10.41     Indenture of Lease, dated as of April 7, 1982, between Duluth, Missabe and Iron Range
                      Railway Company and USS Great Lakes Fleet Services, Inc.

   (a)      10.42     Environmental Indemnification Agreement, dated as of December 28, 1988, among USX
                      Corporation, Transtar and certain subsidiaries of Transtar.

Footnote   Exhibit
  Ref.       No                          Description
--------   -------                       -----------
   (b)      10.43     Settlement Agreement among Transtar, Inc., Bessemer and Lake Erie Railroad Company and
                      USX Corporation dated October 6, 1994.

            10.44.1   Transtar, Inc. Amended Stock Option Plan.

   (c)      10.45     Equipment Lease Agreement dated as of July 15, 1994 between GATX Third Aircraft
                      Corporation and Elgin, Joliet and Eastern Railway Company.

   (c)      10.46     Bareboat Charter dated as of June 30, 1994 between GATX Third Aircraft Corporation and
                      Transtar, Inc.

   (e)      10.47     Master Equipment Lease Agreement dated as of December 28, 1995 between Birmingham
                      Southern Railroad company and Nationsbanc Leasing Corporation of North Carolina.

   (e)      10.48     Master Equipment Lease Agreement dated as of December 28, 1995 between Duluth, Missabe and Iron Range Railway company and Heller Financial Leasing, Inc.

            12.1      Statement of Computation of Ratio of Earnings to Fixed Charges.

   (a)      21.1      Significant Subsidiaries of Transtar Holdings, L.P.

            27        Financial Data Schedule

-------------
   (a) Previously filed with Registration Statement No. 33-73270 under corresponding Exhibit number.
   (b)   Previously filed with Form 8-K on October 7, 1994.
   (c)   Previously filed with Form 10-K on March 24, 1995.
   (d)   Previously filed with Form 10-Q on November 1, 1995.
   (e)   Previously filed with Form 10-K on March 22, 1996.

(b).     REPORTS ON 8-K

         Holdings and TCC filed a report on Form 8-K on November 26, 1996 reporting under Item 5 of the 8-K that Transtar had declared dividends as discussed in Holdings Note 4 hereto.

(c).     EXHIBITS

         See Exhibits to this Form 10-K under separate cover.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     Holdings and TCC have not sent an annual report or proxy material to their security holders. The only annual report to be sent to Holdings and TCC's securities holders will be a copy of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 15(a) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st of March, 1997.

                                   TRANSTAR HOLDINGS, L.P.

                                   By Blackstone Transportation Company, Inc.
                                     its controlling general partner

                                   By /s/   HOWARD A. LIPSON
                                      --------------------------------
                                      Name: Howard A. Lipson
                                      Title: Treasurer

                                   TRANSTAR CAPITAL CORPORATION

                                   By  /s/   HOWARD A. LIPSON
                                      --------------------------------
                                      Name: Howard A. Lipson
                                      Title: Treasurer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 21, 1997.

                  SIGNATURES                                          TITLE
                  ----------                                          -----

              /s/ JAMES J. MOSSMAN                   Director and President (Principal Executive Officer)
      ----------------------------------             of BTC and TCC
               James J. Mossman


             /s/ HOWARD A. LIPSON                    Treasurer (Principal Financial and Principal
      ----------------------------------             Accounting Officer) of BTC and TCC
               Howard A. Lipson


          /s/ STEPHEN A. SCHWARZMAN                  Director of BTC and TCC
      ----------------------------------
            Stephen A. Schwarzman


            /s/ PETER G. PETERSON                    Director of BTC and TCC
      ----------------------------------
              Peter G. Peterson

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -----------------------------


                                    EXHIBITS
                                   filed with
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                         -----------------------------


                            TRANSTAR HOLDINGS, L.P.
                          TRANSTAR CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)
                                      6719
                                      6719
                          (Primary Standard Industrial
                          Classification Code Number)

 -------------------------------------------------------------------------------

                               INDEX TO EXHIBITS

FOOTNOTE   EXHIBIT
  REF.       NO                            DESCRIPTION
--------   -------                         -----------
   (a)       3.1      Certificate of Incorporation of Transtar Capital Corporation, filed with the Secretary of State of the State of Delaware on November 23, 1993.

   (a)       3.2      By-laws of Transtar Capital Corporation.

   (a)       3.3      Certificate of Incorporation of Blackstone Transportation Company, Inc., the controlling general partner of Transtar Holdings, L.P. (Holdings), filed with the Secretary of State of the State of
                      Delaware on November 23, 1993.

   (a)       3.4      By-laws of Blackstone Transportation Company, Inc., the controlling general partner of
                      Transtar Holdings, L.P.

   (a)       3.5      Second Amended and Restated Agreement of Limited Partnership of Transtar Holdings, L.P.

   (a)       3.6      Amended and Restated Certificate of Limited Partnership of Holdings

   (a)       3.7      By-laws of Transtar, Inc.

   (a)       4.2      Specimen Certificate of 13 3/8% Series B Senior Discount Notes due 2003 (the Notes)
                      (included in Exhibit 4.3 hereto).

   (a)       4.3      Indenture, dated as of December 7, 1993, among Holdings, TCC and the United States Trust Company of New York, as trustee, pursuant to which the Notes were issued.

   (a)      10.3      Credit Agreement, dated as of December 7, 1993, among Transtar, Inc. and Chemical Bank as Agent and Issuing Bank thereunder.

   (d)      10.3.1    Second amendment dated as of September 15, 1995 to the Credit Agreement dated as of
                      December 7, 1993 among Transtar, Inc. and Chemical Bank as Agent and Issuing Bank
                      thereunder.

   (a)      10.4      Stockholders Agreement, dated as of December 28, 1988, by and among Blackstone Capital
                      Partners L.P., Blackstone Transportation Partners L.P., USX Corporation and Transtar, Inc.

   (a)      10.5      Transportation Services Agreement, dated December 28, 1988, between Transtar, Inc. and
                      USX Corporation.

   (a)      10.6      Transportation Agreement, dated March 16, 1988, between USX Corporation and USS Great
                      Lakes Fleet, Inc.

   (a)      10.7      Transportation Services Agreement, dated December 28, 1988, between Transtar, Inc. and
                      U.S. Steel Mining.

   (a)      10.8      Management Stock Trust Agreement, dated December 28, 1988, between Transtar, Inc. and
                      Pittsburgh National Bank.

   (a)      10.10     Transtar, Inc. Equity Participation Plan, dated December 28, 1988, as amended.

   (e)      10.13     Transtar, Inc. Savings Plan for Salaried Employees, effective January 1, 1989 as amended through January 1, 1996.

   (a)      10.14     Transtar, Inc. Flexible Compensation Plan for Non-Represented Employees of Transtar, Inc.
                      and Subsidiary Companies, effective January 1, 1989.

   (e)      10.14.1   Transtar, Inc. Split Dollar Life Insurance Plan, effective July 1, 1994.

   (a)      10.15     Layoff Unemployment Benefit Program for Non-Union Salaried Employees as amended
                      January 1, 1989.

   (e)      10.16     Transtar, Inc. Salaried Retirement Plan, effective January 1, 1989 as amended through
                      January 1, 1996.

   (a)      10.20     Amendment No. 1 to Bareboat Charter, dated as of September 29, 1989, between PNC Leasing
                      Corp and Transtar, Inc.

   (a)      10.21     Bareboat Charter, dated as of June 1, 1990, between PNC Leasing Corp and Transtar, Inc.

   (a)      10.22     Bareboat Charter Party, dated as of September 30, 1991, between Joy Finance Company and
                      Transtar, Inc.

   (a)      10.23     Lease Agreement, dated as of May 1, 1980, between GATX Leasing Corporation, successor to
                      Gould Leasing Services, Inc., and Bessemer and Lake Erie Railroad Company.

FOOTNOTE   EXHIBIT
  REF.       NO                          DESCRIPTION
--------   -------                       -----------
   (a)      10.24     Equipment Lease, dated as of May 30, 1980, between the Bessemer and Lake Erie
                      Railroad Company and State Street Bank as Trustee.

   (a)      10.25     Master Railcar Lease Agreement, dated as of April 30, 1993, between The CIT
                      Group/Equipment Financing, Inc. and Elgin, Joliet and Eastern Railway Company.

   (a)      10.26     Railroad Equipment Lease, dated as of November 15, 1989, between Elgin, Joliet & Eastern
                      Railway Company and Mellon Financial Services Corporation #3.

   (a)      10.27     Bareboat Charter, dated as of June 1, 1989, between PNC Leasing Corp and Transtar, Inc.

   (a)      10.28     Amendment No. 1 to Indenture of Trust and First Preferred Ship Mortgage, dated March 19,
                      1982, between The Connecticut Bank and Trust Company, as Owner Trustee, and Mercantile-
                      Safe Deposit and Trust Company, as Indenture Trustee.

   (a)      10.29     Note Purchase Agreement, dated as of May 26, 1983.

   (a)      10.30     Charter, dated as of September 1, 1980, between The Connecticut Bank and Trust Company and United States Steel Corporation.

   (a)      10.31     Assignment Agreement and Supplement No. 2 to First Preferred Fleet Mortgage, dated as of
                      December 3, 1987.

   (a)      10.32     Assignment of Second Transportation Services Agreement, dated as of July 1, 1981, between
                      United States Steel Corporation and USS Great Lakes Fleet, Inc.

   (a)      10.33     Option Agreement, dated as of July 2, 1975, among Litton Industries, Inc. and Litton Industries
                      Leasing Corporation and United States Steel Corporation.

   (a)      10.34     Release, dated as of July 2, 1975, between Litton Great Lakes Corporation and United States
                      Steel Corporation.

   (a)      10.35     Consent, dated as of December 21, 1988, from Xerox Corporation to USX Corporation.

   (a)      10.36     Guaranty, dated as of December 27, 1988, from USX Corporation to Litton Industries, Inc.,
                      Litton Credit Corporation, Litton Great Lakes Corp. and Litton Industries Leasing Corporation.

   (a)      10.37     Assignment of Engineering and Maintenance Agreement, dated as of July 1, 1991, between
                      United States Steel Corporation and USS Great Lakes Fleet Services, Inc.

   (a)      10.38     Lease Renewal, dated as of October 24, 1991, between USS Great Lakes Fleet, Inc. and
                      Labovitz Enterprises.

   (a)      10.40     Assignment of Leases, dated as of May 31, 1984, between Duluth, Missabe and Iron Range
                      Railway Company and Joel Labovitz.

   (a)      10.41     Indenture of Lease, dated as of April 7, 1982, between Duluth, Missabe and Iron Range
                      Railway Company and USS Great Lakes Fleet Services, Inc.

   (a)      10.42     Environmental Indemnification Agreement, dated as of December 28, 1988, among USX
                      Corporation, Transtar and certain subsidiaries of Transtar.

   (b)      10.43     Settlement Agreement among Transtar, Inc., Bessemer and Lake Erie Railroad Company and
                      USX Corporation dated October 6, 1994.

            10.44.1   Transtar, Inc. Amended Stock Option Plan.

   (c)      10.45     Equipment Lease Agreement dated as of July 15, 1994 between GATX Third Aircraft
                      Corporation and Elgin, Joliet and Eastern Railway Company.

   (c)      10.46     Bareboat Charter dated as of June 30, 1994 between GATX Third Aircraft Corporation and
                      Transtar, Inc.
   (e)      10.47     Master Equipment Lease Agreement dated as of December 28, 1995 between Birmingham
                      Southern Railroad company and Nationsbanc Leasing Corporation of North Carolina.

   (e)      10.48     Master Equipment Lease Agreement dated as of December 28, 1995 between Duluth, Missabe and Iron Range Railway company and Heller Financial Leasing, Inc.


FOOTNOTE   EXHIBIT
  REF.       NO                             DESCRIPTION
--------   -------                          -----------
            12.1      Statement of Computation of Ratio of Earnings to Fixed Charges.

   (a)      21.1      Significant Subsidiaries of Transtar Holdings, L.P.

            27        Financial Data Schedule

----------------
   (a) Previously filed with Registration Statement No. 33-73270 under corresponding Exhibit number.
   (b)   Previously filed with Form 8-K on October 7, 1994.
   (c)   Previously filed with Form 10-K on March 24, 1995.
   (d)   Previously filed with Form 10-Q on November 1, 1995.
   (e)   Previously filed with Form 10-K on March 22, 1996.