Form 10-Q
period 1997-09-30
TRANSTAR HOLDINGS LP
filed 1997-11-12
CIK 916533

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from___________to___________

                  Commission File Number___________________

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

                           Yes   X                No
                               -----                 -----

-------------------------------------------------------------------------------

                            TRANSTAR HOLDINGS, L.P.
                          TRANSTAR CAPITAL CORPORATION
                                   FORM 10-Q
                   QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                                     INDEX

                                                                                                                   PAGE
                                                                                                                   ----
PART I -  FINANCIAL INFORMATION

         A.       TRANSTAR HOLDINGS, L.P.

                           Consolidated Balance Sheet                                                               3
                           Consolidated Statements of Income and Partners' Equity                                   4
                           Consolidated Statement of Cash Flows                                                     5
                           Notes to Consolidated Financial Statements                                               6
                           Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                                   8

         B.       TRANSTAR, INC.

                           Consolidated Balance Sheet                                                              10
                           Consolidated Statements of Income and Retained Earnings                                 11
                           Consolidated Statement of Cash Flows                                                    12
                           Notes to Consolidated Financial Statements                                              13
                           Management's discussion and Analysis of Financial
                              Condition and Results of Operations                                                  14

PART II -  OTHER INFORMATION                                                                                       16

SIGNATURE                                                                                                          17

PART I - FINANCIAL INFORMATION
   A.  TRANSTAR HOLDINGS, L.P.

                            TRANSTAR HOLDINGS, L.P.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                           September 30,                    December 31,
                                                                1997                            1996
                                                       ----------------------          -----------------------
                                                                       (dollars in thousands)
    ASSETS
Current assets:
  Cash and cash equivalents                                     $       256                     $        386
  Other current assets                                                  386                              329
                                                       ----------------------          -----------------------
    Total current assets                                                642                              715
Restricted cash                                                      40,438                           44,579
Investment in Transtar                                               25,771                              491
Other assets                                                          4,552                            5,105
                                                       ----------------------          -----------------------
    Total assets                                                 $   71,403                       $   50,890
                                                       ======================          =======================

    LIABILITIES
Current liabilities:
  Accounts payable and other current liabilities                $       378                      $       729
Long-term debt                                                      164,812                          148,767
                                                       ----------------------          -----------------------
    Total liabilities                                               165,190                          149,496
   PARTNERS' EQUITY (DEFICIT)                                       (93,787)                         (98,606)
                                                       ----------------------          -----------------------
    Total liabilities and partners' equity                       $   71,403                       $   50,890
                                                       ======================          =======================





The accompanying notes are an integral part of these consolidated financial statements.

                            TRANSTAR HOLDINGS, L.P.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                                Three months ended                        Nine months ended
                                                                  September 30,                             September 30,
                                                                 ---------------                           --------------
                                                           1997                   1996                   1997           1996
                                                     -----------------      --------------     ----------------   ---------------
                                                              (dollars in thousands)                   (dollars in thousands)
Revenues                                                 $        --          $        --           $       --         $       --
                                                     ----------------     ----------------     ----------------   ---------------
Operating expenses:

    Selling, general and administrative expenses                  98                  130                  345                412
                                                     ----------------     ----------------     ----------------   ---------------
        Operating (loss)                                         (98)                (130)                (345)              (412)
Interest income                                                  576                  347                1,733                944
Interest and other financial expenses                         (5,460)              (4,820)             (16,599)           (13,926)
                                                     ----------------     ----------------     ----------------   ---------------
    (Loss) before equity in earnings of Transtar              (4,982)              (4,603)             (15,211)           (13,394)
Equity in earnings of Transtar                                13,461               13,785               25,451             24,193
                                                     ----------------     ----------------     ----------------   ---------------
    Net income                                             $   8,479            $   9,182             $ 10,240           $ 10,799
                                                     ================     ================     ================   ===============




                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                                  (UNAUDITED)

Partners' equity (deficit), beginning of period            ($102,266)           ($116,589)            ($98,606)         ($117,306)
Distribution to partners                                          --                   --               (5,250)              (900)
Net income                                                     8,479                9,182               10,240             10,799
Other adjustments to partners' equity                             --                   --                 (171)                 --
                                                     ----------------     ----------------     ----------------   ----------------
Partners' equity (deficit), end of period                   ($93,787)           ($107,407)            ($93,787)         ($107,407)
                                                     ================     ================     ================   ================





The accompanying notes are an integral part of these consolidated financial statements.

                            TRANSTAR HOLDINGS, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Nine months ended
                                                                                   September 30,
                                                                  ------------------------------------------------
                                                                         1997                          1996
                                                                  ------------------            ------------------
                                                                               (dollars in thousands)
OPERATING ACTIVITIES:
Net income                                                                $ 10,240                      $ 10,799
Adjustments to reconcile to net cash (used)
 for operating activities:
  Amortization                                                                 258                           298
  Non-cash interest and other financial expenses                            16,599                        13,926
  Non-cash interest income                                                  (1,725)                         (941)
  Equity in earnings of Transtar                                           (25,451)                      (24,193)
  Changes in:
    Accounts payable                                                          (351)                         (286)
                                                                  ------------------            ------------------
        Net cash used for operating activities                                (430)                         (397)
                                                                  ------------------            ------------------

INVESTING ACTIVITIES:
   Dividends received                                                           --                         8,670
                                                                  ------------------            ------------------
        Net cash provided by investing activities                               --                         8,670
                                                                  ------------------            ------------------

FINANCING ACTIVITIES:
  Restricted cash                                                               --                        (8,670)
  Distribution to partners                                                  (5,250)                         (900)
  Withdrawal from restricted cash                                            5,550                         1,285
                                                                  ------------------            ------------------
        Net cash provided by (used for) financing activities                   300                        (8,285)
                                                                  ------------------            ------------------

Decrease in cash and cash equivalents                                         (130)                          (12)
Cash and cash equivalents at beginning of period                               386                            95
                                                                  ------------------            ------------------
Cash and cash equivalents at end of period                               $     256                     $      83
                                                                  ==================            ==================





The accompanying notes are an integral part of these consolidated financial statements.

                            TRANSTAR HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1997

NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations for the three and nine month periods ended September 30, 1997 have been included. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in Transtar Holdings, L.P.'s (Holdings) Annual Report on Form 10-K for the year ended December 31, 1996. Transtar Capital Corporation (TCC), a subsidiary of Holdings, is a shell corporation which has nominal assets and no liabilities, operations or cash flows. Accordingly, the financial statements of TCC are not presented because they do not provide material information to investors.

NOTE 2: LONG-TERM DEBT:

On December 7, 1993, Holdings and TCC (Issuers) issued $218 million aggregate principal amount of 13.375% Senior Discount Notes due December 15, 2003 (Notes). The Notes are the joint and several obligations of the Issuers. An original issue discount of $118 million is being amortized over the six year period commencing December 15, 1993 and ending December 15, 1999. Interest will be payable semi-annually in arrears on June 15 and December 15 commencing on June 15, 2000. The Notes have a principal at maturity of $218 million. The carrying value represents the principal at maturity less the unamortized discount. The Notes are not guaranteed by Transtar, Inc. (Transtar) or any of its subsidiaries and are subordinated to all existing and future liabilities of the Issuers' subsidiaries. Interest expense attributable to the Notes was $16.0 million and $13.4 million in the first nine months of 1997 and 1996, respectively, and was $5.3 million and $4.6 million in the third quarter of 1997 and 1996, respectively.

NOTE 3: RELATED PARTY TRANSACTIONS:

         On August 29, 1996, Transtar declared a cash dividend in the amount of $850 per share on both its Class A Voting Common Stock (Voting Stock) and its Class B Nonvoting Common Stock (Nonvoting Stock) to holders of record of the stock on August 27, 1996. Holdings received $8.7 million on August 29, 1996, representing its 53% economic interest in the Transtar dividend. Pursuant to an Indenture relating to the issuance of the Notes (the Notes Indenture), the dividend payment was paid into an escrow account. On November 26, 1996, Transtar declared a cash dividend of $1,275 per share on both its Voting Stock and its Nonvoting Stock to holders of record of the stock on November 22, 1996. Holdings received $13.0 million on November 26, 1996, representing its 53% economic interest in the Transtar dividend. In accordance with the Notes Indenture, this dividend was paid into the escrow account.

         In February, 1997, in accordance with the Notes Indenture, Holdings offered to repurchase a portion of the Notes at an offer price equal to 101% of the accreted value of such Notes on the date of purchase. The offer to purchase the Notes was made by a notice to holders of the Notes and was held open for 20 business days. No Notes were tendered for repurchase. In the first nine months of 1997, in accordance with the Notes Indenture and an agreement governing the escrow account, Holdings withdrew from the escrow account $5.3 million to distribute to its partners and $0.3 million to pay certain administrative expenses.

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

                            TRANSTAR HOLDINGS, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

         In accordance with the Notes Indenture, both dividend payments were paid into an escrow account. In the first nine months of 1996, Holdings distributed $0.9 million to its partners, and used $0.4 million to pay administrative expenses. Holdings offered to repurchase a portion of the Notes at an offer price equal to 101% of the accreted value of such Notes on the date of purchase. The offer to purchase the Notes was made by a notice to holders of the Notes and was held open for 20 business days. No Notes were tendered for repurchase.

         Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on the Notes, make a Restricted Payment (as defined by the Notes Indenture), purchase or optionally redeem Notes or to pay administrative expenses of Holdings. Interest earned on the escrow balance was $1.4 million and $0.9 million in the first nine months of 1997 and 1996, respectively, and was $0.3 million for both the third quarter of 1997 and 1996, respectively.

NOTE 4: SUBSEQUENT EVENTS:

         On October 27, 1997 Transtar declared a cash dividend in the amount of $625 per share on both its Voting Stock and its Nonvoting Stock. The dividend was paid on October 30, 1997 to holders of record of the stock on October 27, 1997. Holdings received $6.4 million on October 30, 1997, representing its 53% economic interest in the Transtar dividend. Pursuant to the Notes Indenture, the dividend payment was paid into the escrow account.

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

                           Transtar Holdings Results
             For the Three and Nine Months ended September 30, 1997
                                  Compared to
                 Three and Nine Months ended September 30, 1996

Overall

Holdings recorded net income for the third quarter and the first nine months of 1997 of $8.5 million and $10.2 million, respectively. This represents decreases of $0.7 million and $0.6 million, respectively, from the $9.2 million and $10.8 million of net income recorded during the third quarter and the first nine months of 1996. Holdings' results reflect its equity investment in Transtar. For a discussion of results of operations of Transtar, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for Transtar, Inc.

Revenues and Expenses

Holdings did not record any revenues in either 1997 or 1996. Holdings' selling, general and administrative expenses for the third quarter and first nine months of 1997, respectively, were slightly lower than those incurred in the respective periods of 1996. Equity earnings of Transtar and interest income improved to $25.5 million and $1.7 million in the first nine months of 1997, an increase of $1.3 million and $0.8 million, respectively, over the similar periods of 1996. Equity earnings of Transtar showed a modest decline in the third quarter of $0.3 million to $13.5 million, while interest income increased by $0.2 million to $0.6 million over the same period. Interest and other financial expense increased by $0.6 million and $2.7 million, respectively, during the third quarter and first nine months from the $4.8 million and $13.9 million reported for the similar periods last year.

Liquidity and Capital Resources

During 1996, Transtar declared two cash dividends, the first in the amount of $850 per share and the second in the amount of $1,275 per share, on both its Class A Voting Common Stock and its Class B Nonvoting Common Stock. Holdings received dividends totaling $21.7 million, representing its 53 percent economic interest in the Transtar dividend. Pursuant to an Indenture Agreement relating to the issuance of the Notes (Notes Indenture), both dividends were deposited into an escrow account. In accordance with the Notes Indenture and an agreement governing the escrow account, during the first nine months of 1997 Holdings withdrew from the escrow account $5.3 million to distribute to its partners and $0.3 million to pay administrative expenses. In the first nine months of 1996, Holdings distributed $0.9 million to its partners and paid $0.4 million of administrative expenses from dividends received from Transtar in 1995. There were no further distributions during the second or third quarters of 1996 or 1997.

In February 1997 and January 1996, Holdings offered to repurchase a portion of its Senior Discount Notes at an offer price equal to 101% of the accreted value of such notes on the date of purchase. These offers to purchase the notes were made by a notice to holders of the Senior Discount Notes and were held open for 20 business days. No notes were tendered for repurchase. Holdings earned interest from the balance in the escrow account for the third quarter and the first nine months of 1997 of $0.3 million and $1.4 million, respectively.

The only business activity of Holdings is its investment in Transtar. It is not anticipated that Holdings will require any additional liquidity or capital resources, other than for professional fees and certain other administrative expenses, until the first cash interest payment is due on the Notes on June 15, 2000.

Subsequent events

On October 27, 1997, Transtar declared a cash dividend in the amount of $625 per share on both the Class A Voting Common Stock and the Class B Nonvoting Stock. Dividends were paid on October 30, 1997, to holders of record of the stock as of October 27, 1997. Holdings received a $6.4 million dividend on October 30, 1997.

B.  TRANSTAR, INC.

                                 TRANSTAR, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                   September 30,               December 31,
                                                                        1997                       1996
                                                               ----------------------     ----------------------
                                                                            (dollars in thousands)
  ASSETS
Current assets:
  Cash and cash equivalents                                                 $24,190                    $24,691
  Accounts receivable from related parties                                   19,673                     18,611
  Accounts receivable from others                                            51,720                     46,335
  Other current assets                                                        6,462                      5,513
                                                               ----------------------     ----------------------
    Total current assets                                                    102,045                     95,150
Property, plant, and equipment,
  less accumulated depreciation                                             379,089                    385,637
Operating parts and supplies                                                 18,173                     15,896
Other assets                                                                 17,690                     18,452
                                                               ----------------------     ----------------------
    Total assets                                                           $516,997                   $515,135
                                                               ======================     ======================

  LIABILITIES
Current liabilities:
  Accounts payable                                                         $ 68,614                    $66,030
  Payroll and benefits payable                                               37,653                     37,318
  Accrued taxes                                                              14,441                     10,328
  Accrued interest                                                            1,562                      2,906
  Current portion of long-term debt                                          27,000                     61,603
  Other current liabilities                                                   3,206                      1,526
                                                               ----------------------     ----------------------
    Total current liabilities                                               152,476                    179,711
Long-term debt less current portion                                         169,000                    196,400
Postretirement benefits other than pensions                                 105,534                    102,707
Deferred credits and other liabilities                                       41,245                     35,412
                                                               ----------------------     ----------------------
    Total liabilities                                                       468,255                    514,230

Commitments and contingencies

  STOCKHOLDERS' EQUITY

Common stock                                                                  1,000                      1,000
Paid-in capital                                                              23,979                     24,000
Retained earnings (deficit)                                                  30,210                    (17,822)
Treasury stock                                                               (6,447)                    (6,273)
                                                               ----------------------     ----------------------
    Total stockholders' equity                                               48,742                        905
                                                               ----------------------     ----------------------
    Total liabilities and stockholders' equity                             $516,997                   $515,135
                                                               ======================     ======================


The accompanying notes are an integral part of these consolidated financial statements.

                                TRANSTAR, INC.
                        CONSOLIDATED STATEMENT OF INCOME

                                  (UNAUDITED)

                                                                Three months ended                       Nine months ended
                                                                   September 30,                           September 30,
                                                        -----------------------------------     ---------------------------------
                                                            1997                   1996               1997             1996
                                                           ------                 ------             ------           ------
                                                              (dollars in thousands)                  (dollars in thousands)
Revenues from related parties                                $ 87,282            $ 80,266           $222,595           $211,913
Revenues from others                                           57,846              61,893            161,164            161,232
                                                        ---------------      --------------     --------------     --------------
  Total revenues                                              145,128             142,159            383,759            373,145
                                                        ---------------      --------------     --------------     --------------
Operating expenses (excluding items shown below)               91,416              86,283            266,748            256,724
Selling, general, and administrative expenses                   3,627               3,441              8,845              8,847
Depreciation and amortization                                   6,622               6,632             19,996             20,033
                                                        ---------------      --------------     --------------     --------------
  Total operating expenses                                    101,665              96,356            295,589            285,604
                                                        ---------------      --------------     --------------     --------------
    Operating income                                           43,463              45,803             88,170             87,541
Other income                                                    1,034                 518              1,898                992
Interest income                                                   286                 245                695                584
Interest and other financial expenses                          (4,119)             (5,187)           (13,430)           (16,150)
                                                        ---------------      --------------     --------------     --------------
  Income before income taxes                                   40,664              41,379             77,333             72,967
Less provision for income taxes                                15,261              15,364             29,301             27,309
                                                        ---------------      --------------     --------------     --------------
  Net income                                                  $25,403             $26,015            $48,032            $45,658
                                                        ===============      ==============     ==============     ==============


                  CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                  (UNAUDITED)

Retained earnings (deficit), beginning of period               $4,807            ($28,204)          ($17,822)          ($47,847)
Dividends paid                                                     --             (16,362)                --            (16,362)
Net income                                                     25,403              26,015             48,032             45,658
                                                        ---------------      --------------     --------------     --------------
Retained earnings (deficit), end of period                    $30,210            ($18,551)           $30,210           ($18,551)
                                                        ===============      ==============     ==============     ==============





The accompanying notes are an integral part of these consolidated financial statements.

                                 TRANSTAR, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                               Nine months ended
                                                                                  September 30,
                                                                ------------------------------------------------
                                                                         1997                       1996
                                                                ----------------------     ---------------------
                                                                             (dollars in thousands)
OPERATING ACTIVITIES:
Net income                                                                  $ 48,032                  $ 45,658
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                                                19,996                    20,033
  Amortization                                                                   497                       556
  Deferred taxes                                                               4,810                     4,157
  (Gain) on sale of assets                                                      (903)                     (164)
Changes in other assets and liabilities                                        1,942                     2,527
                                                                ----------------------     ---------------------
    Net cash provided by operating activities                                 74,374                    72,767
                                                                ----------------------     ---------------------

INVESTING ACTIVITIES:
Capital expenditures                                                         (14,346)                  (14,155)
Proceeds from the sale of assets                                               1,799                     2,009
                                                                ----------------------     ---------------------
    Net cash used for investing activities                                   (12,547)                  (12,146)
                                                                ----------------------     ---------------------

FINANCING ACTIVITIES:
Repayment of long-term borrowings                                            (62,003)                  (16,011)
Repayment - revolver                                                              --                   (20,000)
Treasury Stock, net                                                             (325)                       --
Dividends paid                                                                    --                   (16,362)
                                                                ----------------------     ---------------------
    Net cash used for financing activities                                   (62,328)                  (52,373)
                                                                ----------------------     ---------------------

Increase (Decrease) in cash and cash equivalents                                (501)                    8,248
Cash and cash equivalents at beginning of period                              24,691                    10,618
                                                                ----------------------     ---------------------
Cash and cash equivalents at end of period                                  $ 24,190                $   18,866
                                                                ======================     =====================





The accompanying notes are an integral part of these consolidated financial statements.

                                 TRANSTAR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1997


NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION:

Separate consolidated financial statements of Transtar are included in this 10-Q because Transtar is a majority owned subsidiary of Holdings which is not consolidated in the consolidated financial statements of Holdings. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations for the three and nine month periods ended September 30, 1997 have been included. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the Transtar financial statements, schedules and notes contained in Holdings' Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2: SUBSEQUENT EVENTS:

         On October 27, 1997 Transtar declared a cash dividend in the amount of $625 per share on both its Class A Voting Common Stock and its Class B Nonvoting Common Stock to holders of record of the stock on October 27, 1997. The dividend of $12.0 million dollars was paid on October 30, 1997.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                Transtar Results
             For the Three and Nine Months ended September 30, 1997
                                Compared to the
                 Three and Nine Months ended September 30, 1996

Overall

Transtar is a transportation holding company composed of two business groups: the Railroad Group and the Marine Group. Transtar's net income for the quarter ending September 30, 1997 was $25.4 million, a decrease of $0.6 million compared with the same period of 1996. Operating income of $43.5 million recorded in the third quarter of 1997 was $2.3 million less than the comparable period of 1996. Net income for the nine months ended September 30, 1997 was $48.0 million, a $2.4 million improvement over the same period of 1996. Operating income of $88.2 million during the first nine months of 1997 was $0.6 million greater than the same period of 1996.

Operating Revenues

Operating revenues totaled $145.1 million for the third quarter of 1997, or an increase of $3.0 million over the third quarter of 1996. During the first nine months of 1997, Transtar's operating revenues were $383.8 million, an increase of $10.6 million or 2.8% over the same period of 1996. Both of the business groups benefited from increased revenues during the first nine months of 1997. A revenue increase of $5.7 million to $274.1 million was achieved by the Railroad Group during the first nine months of 1997 and reflected increased traffic volumes of ore and coke. Railroad Group revenues in the third quarter of 1997 were $1.4 million less than the $97.9 million earned in the same period last year. This decline is the result of planned furnace outages at USS-Edgar Thompson Works and USS/KOBE Works of 80 days and 56 days, respectively, and lower export coal shipments, partially offset by full production levels during 1997 at USS-Fairfield Works which experienced a 70-day planned furnace outage during the third quarter of 1996. Marine Group revenues increased by $4.4 million in the third quarter of 1997 when compared with the same period of 1996. This improvement is the direct result of a 21-day river outage for lock repairs and the 70-day furnace outage at USS-Fairfield Works during the third quarter of 1996. The Marine Group's first nine months of 1997 saw revenues increase $4.8 million from the levels earned in the first nine months of 1996. This net improvement was the result of: the relatively mild weather and ice conditions when compared with the severe conditions that adversely impacted navigation on the Great Lakes during the first four months of 1996; the absence of river and furnace outages; and lower coal volumes due to changed routing and production shortfalls at origin mines in Alabama.

Operating Expenses

Transtar's operating expenses increased $5.3 million and $10.0 million, respectively, during the third quarter and the first nine months of 1997, from $96.4 million and $285.6 million for the same periods of 1996. The Railroad Group's third quarter 1997 expenses increased by $4.1 million over the $64.6 million incurred for the same period of 1996. Additionally, the Railroad
Group's operating expenses increased $12.4 million for the first nine months of 1997 to $209.5 million. These net increases were primarily the result of four major items: increased expenditures for repairs to freight cars, locomotives and track structures; recognition of expenses associated with a limited early retirement program and a partial accounting department consolidation; reduced billable maintenance work performed for others on freight cars, locomotives and track structures; and a reduction to cost in the second quarter of 1996 resulting from the settlement of environmental litigation. Marine Group operating expenses totaled $36.3 million during the third quarter of 1997 reflecting an increase of $0.8 million primarily attributed to increased traffic levels on the inland waterway system. Operating costs for the Marine Group decreased by $2.7 million during the first nine months of 1997 from the $98.0 million incurred in the same period last year. These reduced costs can be traced to lower expenses associated with fuel, outside contractor services and health care.

Other Income, net

Transtar's other income, net, improved by $1.6 and $3.7 million, respectively, during the third quarter and the first nine months of 1997, when compared to $4.4 million and $14.6 million for the same periods of 1996. The major factors contributing to this improvement in both periods was a reduction in interest expense due to lower outstanding debt and gains recognized from the sale of non-operating real estate.

Provision for Income Taxes

Transtar's provision for income taxes decreased $0.1 million to $15.3 million during the third quarter of 1997 while increasing $2.0 million to $29.3 million in the first nine months, when compared to the same periods of 1996. These changes for both periods are directly related to the change in Transtar's income before taxes.

Liquidity and Capital Resources

Transtar's cash and temporary investments were $24.2 million at September 30, 1997, or $0.5 million less than the balance at the end of 1996, and $5.3 million greater than the balance at September 30, 1996. Cash flow from operating activities during the nine months ended September 30, 1997 amounted to $74.4 million, or $1.6 million more than the comparable period of 1996. This change is primarily attributed to less cash interest paid in the first nine months of 1997. Cash flow used in investing activities during the first nine months of 1997 totaled $12.5 million, or $0.4 million more than was utilized during the same period of 1996. Gross capital expenditures, amounted to $14.3 million for the first nine months of 1997, an increase of $0.2 million versus the same period of 1996. Proceeds from the sale of property amounted to $1.8 million during the first nine months of 1997 versus the $2.0 million that was generated in the comparable period of 1996.

For the first nine months of 1997, Transtar retired $62.0 million of its long-term debt, versus $16.0 million of long-term debt retirement in the same period of 1996. During the first nine months of 1996, Transtar repaid $20.0 million outstanding on its revolving credit facility. Since the December 7, 1993 refinancing, Transtar has retired $249.0 million of its long-term obligations. Transtar, as of September 30, 1997, has $24.1 million available under its $25.0 million Revolving Credit Facility.


On August 29, 1996, Transtar declared and paid a cash dividend in the amount of $850 per share, or $16.4 million, on both its Class A Voting Common Stock and its Class B Non-Voting Common Stock, to holders of record of the stock on August 27, 1996. No dividends were declared or paid during the third quarter or the first nine months of 1997.

Subsequent events

On October 30, 1997, Transtar paid a cash dividend in the amount of $625 per share, or $12.0 million, on both its Class A Voting Common Stock and its Class B Non-Voting Common Stock, to holders of record of the stock on October 27, 1997.

PART II -  OTHER INFORMATION


Item 1.  Legal Proceedings

Holdings and TCC had no reportable events of material pending legal proceedings other than ordinary routine litigation incidental to the business during the nine month period ended September 30, 1997.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.  Financial Data Schedule

(b)  Reports on 8-K

     Holdings and TCC did not file any reports on Form 8-K during the quarter ended September 30, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 1997

                                            TRANSTAR HOLDINGS, L.P.
                                            TRANSTAR CAPITAL CORPORATION


                                            By:   /s/HOWARD A. LIPSON
                                                -----------------------------
                                                  Howard A. Lipson, Treasurer