Form 10-Q/A
period 1997-09-30
TRANSTAR HOLDINGS LP
filed 1997-11-14
CIK 916533

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A

                                Amendment No. 1


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


         Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on the Notes, make a Restricted Payment (as defined by the Notes Indenture), purchase or optionally redeem Notes or to pay administrative expenses of Holdings. Interest earned on the escrow balance was $1.7 million and $0.9 million in the first nine months of 1997 and 1996, respectively, and was $0.6 million and 0.3 million for the third quarter of 1997 and 1996, respectively.


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


In February 1997 and January 1996, Holdings offered to repurchase a portion of its Senior Discount Notes at an offer price equal to 101% of the accreted value of such notes on the date of purchase. These offers to purchase the notes were made by a notice to holders of the Senior Discount Notes and were held open for 20 business days. No notes were tendered for repurchase. Holdings earned interest from the balance in the escrow account for the third quarter and the first nine months of 1997 of $0.6 million and $1.7 million, respectively.

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


     None


(b)  Reports on 8-K

     Holdings and TCC did not file any reports on Form 8-K during the quarter ended September 30, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 14, 1997


                                            TRANSTAR HOLDINGS, L.P.
                                            TRANSTAR CAPITAL CORPORATION


                                            By:   /s/HOWARD A. LIPSON
                                                -----------------------------
                                                  Howard A. Lipson, Treasurer