Form 10-K405
period 1997-12-31
TRANSTAR HOLDINGS LP
filed 1998-03-27
CIK 916533

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

        [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                 For the fiscal year ended December 31, 1997

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                 For the transition period from ______________ to ______________

                 Commission File Number

                             TRANSTAR HOLDINGS, L.P.
                          TRANSTAR CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     13-3486874

            DELAWARE                                     13-3745313
-------------------------------             ------------------------------------
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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
        ----------------------------------------------------------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
        ----------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes __X__ No ____

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

--------------------------------------------------------------------------------

                             TRANSTAR HOLDINGS, L.P.
                          TRANSTAR CAPITAL CORPORATION
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
PART I
Item 1.   Business..................................................................................        1
Item 2.   Properties................................................................................        4
Item 3.   Legal Proceedings.........................................................................        7
Item 4.   Submission of Matters to a Vote of Security Holders.......................................        7

PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters......................        8
Item 6.   Selected Financial Data...................................................................        8
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....        10
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk................................        15
Item 8.   Financial Statements and Supplementary Data...............................................        16
Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure......        43

PART III
Item 10.  Directors and Executive Officers of Registrant............................................        44
Item 11.  Executive Compensation....................................................................        46
Item 12.  Security Ownership of Certain Beneficial Owners and Management............................        50
Item 13.  Certain Relationships and Related Transactions............................................        52

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................        53


                                     PART I

ITEM 1. BUSINESS

          Transtar Holdings, L.P. is a Delaware limited partnership which was originally formed in 1988 as Blackstone Transportation Partners L.P. (BTP) for the sole purpose of holding voting stock and nonvoting stock of Transtar, Inc. (Transtar or the Company). BTP was renamed Transtar Holdings, L.P. (Holdings) in November 1993. Holdings has no operations of its own and owns 5,100 shares of voting stock and 5,100 shares of nonvoting stock of Transtar, representing a 51% voting and 53% economic interest in Transtar. Transtar Capital Corporation
(TCC), a Delaware corporation, is a wholly owned subsidiary of Holdings. TCC has nominal assets and does not conduct any operations. TCC was formed in connection with an offering of 13-3/8% Senior Discount Notes. Separate consolidated financial statements of Transtar are included in this 10-K because Transtar is a majority owned subsidiary of Holdings which is not consolidated in the consolidated financial statements of Holdings. Holdings' earnings are derived primarily from its 53% economic interest in Transtar. Blackstone Transportation Company, Inc. (BTC), a Delaware corporation, is Holdings' sole general partner.

THE COMPANY

          Transtar is a transportation holding company composed of two business groups: The Railroad Group and the Marine Group. The Railroad Group is composed of seven railroads-Duluth, Missabe and Iron Range Railway Company (DMIR), Elgin, Joliet and Eastern Railway Company (EJ&E), Bessemer and Lake Erie Railroad Company (B&LE), Union Railroad Company (Union), The Lake Terminal Railroad Company (Lake Terminal), McKeesport Connecting Railroad Company (McKeesport), Birmingham Southern Railroad Company (Birmingham Southern), one dock facility-Pittsburgh & Conneaut Dock Company (P&C Dock) and one in-plant rail operation-Fairfield Southern Company, Inc. The Marine Group is composed of two shipping operations-Great Lakes Fleet (GLF) and Warrior and Gulf Navigation Company (WGN) and one freshwater/saltwater dock facility-Mobile River Terminal
(MRT). The Railroad Group and Marine Group accounted for approximately 68% and 32% of revenues, respectively, in 1997.

          Transtar provides the sole rail access to, as well as the primary water transport for, nearly all the steel making plants of USX Corporation
(USX), servicing US Steel (USS), USS Mining Co., L.L.C. (USM) and the USS/Kobe Steel Company (USS/Kobe) joint venture at Lorain, Ohio. Transtar derived 59% of its revenues in 1997 from serving these USX facilities. These services are provided under certain Transportation Services Agreements (See Item 13, Certain Relationships and Related Transactions for a discussion of these agreements, including their duration). Other steel-related customers generated an additional 18% of revenues, resulting in the steel industry accounting for 77% of Transtar's revenues in 1997. Movements of coal to utilities and other customers accounted for 10% of Transtar's revenues in 1997, while miscellaneous traffic accounted for the remaining 13%.

          The shareholders of Transtar are Holdings, which owns a 51% voting and a 53% economic interest, USX, which owns a 49% voting and a 46% economic interest, and Transtar's management which owns a 1% economic interest. Management's direct interest has been reduced since Transtar's formation due to repurchases of 732 shares of nonvoting stock from retiring managers. Certain shares have been allocated to promoted managers in a stock option program. Including the effect of this program, economic ownership of management would be approximately 5%.

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

RAILROAD GROUP

          Each rail subsidiary is a regional or switching railroad with individual specialties. Revenues from USX represented approximately 54% of the Railroad Group's revenues in 1997. The following paragraphs describe Transtar's major rail subsidiaries and their operations.

DMIR

          The DMIR is located in northeastern Minnesota and northwestern Wisconsin and includes two major storage and shipping facilities at Duluth and Two Harbors, Minnesota. It is the sole rail carrier serving USX's Minntac facility and also serves the taconite producing facilities of both EVTAC Mining and Inland Steel. The DMIR hauls taconite to its Two Harbors and Duluth docks where the taconite is loaded onto vessels for delivery to USX's Gary Works and Mon Valley facilities and other lower lake steel plants including the USS/Kobe's Lorain, Ohio facility.

EJ&E

          The EJ&E is a belt railroad that encircles Chicago, Illinois. It is the sole serving carrier for USX's Gary, Indiana steel facility and transports inbound coal, coke and scrap and outbound semi-finished and finished steel. The EJ&E performs certain in-plant switching functions within the Gary Plant. It also provides rail services to numerous other customers in the Chicago area.

B&LE

          The B&LE services western Pennsylvania and northeastern Ohio and transports coal, ore and limestone. Its principal northbound traffic is steam coal destined for utility customers. The B&LE also delivers ore pellets via the Union to USX's Edgar Thomson Works.

UNION

          The Union is located in the Mon Valley, approximately 12 miles east of Pittsburgh, Pennsylvania. It is the sole serving carrier for three USX facilities: the Clairton Coke Works, the Edgar Thomson Works and the Irvin Works. The Union transports coal, coke, ore, scrap and finished and semi-finished steel products. In addition, it provides USX with in-plant switching services at its Clairton Coke Works and maintenance services on USX's own rolling stock and track at its Mon Valley plants. The Union also handles coal for a variety of other customers at its river-to-rail transfer facility at Duquesne, Pennsylvania.

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

MARINE GROUP

          The Marine Group is comprised of a Great Lakes shipping fleet and an inland barge operation. Revenues from USX represented approximately 70% of the Marine Group's revenues in 1997. The following papagraphs describe Transtar's marine subsidiaries and their operations.

GLF

          The GLF owns nine lake vessels and operates two other vessels under long-term charter agreements. They operate in a market area throughout the five Great Lakes, extending from the western end of Lake Superior to the eastern end of Lake Ontario.


WGN/MRT


          WGN, headquartered in Chickasaw, Alabama, operates on the Black Warrior-Tombigbee waterway and the Tennessee-Tombigbee waterway, utilizing a fleet of 219 barges (of which 149 are leased) and 22 towboats. MRT, WGN's subsidiary is a salt water/fresh water transfer facility located at Mobile, Alabama.


OPERATING REVENUES


          Transtar's total operating revenues were $526.1 million in 1997. These revenues were primarily earned from the transportation of freight. The revenues incorporate traffic originated, terminated, and switched by rail operations as well as commodities transported by marine operations. Dock handling revenues were earned by both the rail and the marine operations.

          Set forth below are freight revenues of Transtar by commodity groups for the years 1995 through 1997.

                                                                  Year Ended December 31,
                                         -------------------------------------------------------------------------
                                                  1997                      1996                      1995
                                         --------------------       -------------------        -------------------
                                           $             % of         $            % of          $            % of
                                         (mil.)          total      (mil.)        total        (mil.)        total
                                         ------          -----      ------        -----        ------        -----
     Iron Ore....................        $219.9          41.8       $206.1         40.5        $201.1         40.7
     Coal........................          58.5          11.1         61.0         12.0          63.4         12.8
     Coke........................          43.6           8.3         39.3          7.7          38.8          7.8
     Steel & General Merch.......         148.1          28.2        146.2         28.7         146.0         29.5
     Dock Handling...............          23.3           4.4         23.5          4.6          20.1          4.1
     Trucking....................           1.3            .2          1.0           .2           0.8          0.2
     All other revenues..........          31.4           6.0         32.0          6.3          24.3          4.9
                                         ------         -----       ------        -----        ------        -----
        Total Revenues...........        $526.1         100.0       $509.1        100.0        $494.5        100.0
                                         ======         =====       ======        =====        ======        =====


EMPLOYEES

          Transtar employed an average of 3,312 employees in 1997, virtually the same as 1996. Approximately 85% of Transtar's employees are covered by collective bargaining agreements.

GOVERNMENTAL REGULATION

         The Company's subsidiaries are subject to environmental, safety, health and other regulations generally applicable to all businesses. In addition, the Company's rail subsidiaries, like other rail common carriers, are subject to regulation by the Surface Transportation Board, the Federal Railroad Administration, state departments of transportation and other state and local regulatory agencies. Government regulation of the railroad industry is a significant determinant of the competitiveness and profitability of railroads. Deregulation of certain rates and services under the Staggers Rail Act of 1980 (the Staggers Act) has substantially increased the flexibility of railroads to respond to market forces, but has also resulted in highly competitive and steadily decreasing rates. Various interests have sought and continue to seek reimposition of government controls on the railroad industry in areas deregulated in whole or in part by the Staggers Act. The Company's marine operations are subject to regulation by the U.S. Coast Guard. Additional regulation, changes in regulation, re-regulation and certain types of de-regulation of the industry through legislative, administrative, judicial or other action could materially affect the Company.

COMPETITION

         The Company faces competition from railroads, motor carriers, shipping companies and inland barge operations depending upon the market served. The ability to compete for freight traffic is dependent upon rates charged, as well as the quality and reliability of the services provided.



ITEM 2. PROPERTIES

THE RAILROAD GROUP

                          Roadway, Yards and Structures

          The Railroad Group has approximately 1,600 miles of track in operation, consisting of approximately 600 miles of first main track (route miles) and approximately 1,000 miles of additional main track, passing track, way switching track and yard switching track.

          Principal railroad yard facilities owned by the Railroad Group are located at Two Harbors, Proctor, and Keenan, Minnesota; Joliet, Illinois; Gary, Indiana; Conneaut, Ohio; and Greenville, Pennsylvania.

          The following table summarizes the Railroad Group's track and roadway activities for the periods indicated:

                                                                                  Year Ended December 31,
                                                                              ------------------------------
                                                                              1997          1996        1995
                                                                              ----          ----        ----
        Track miles of rail laid..........................................      79            87          68
        Ties inserted (thousands).........................................     137           142         101
        Track miles resurfaced............................................     411           506         486


          The Railroad Group owns or leases the equipment described in the table below.

                                                        Owned                 Leased                  Total
                                                  ------------------     ------------------     ------------------
                                                             Average                Average                Average
Description                                       Units        Age       Units        Age       Units        Age
-----------                                       -----      -------     -----      -------     -----      -------
Locomotives:
  Road......................................        120          33         20          26        140          32
  Switcher..................................        119          32          4          26        123          32
                                                 ------          --      -----          --     ------          --
    Total Locomotives.......................        239          32         24          26        263          32
                                                 ======          ==      =====          ==     ======          ==
Freight Cars:
  Box.......................................         69          21          -           -         69          21
  Gondola...................................      3,631          26        988          19      4,619          24
  Hopper....................................      8,437          43        987          18      9,324          40
  Flat......................................        506          35         95          28        601          34
                                                 ------          --      -----          --     ------          --
    Total Freight Cars......................     12,643          37      2,070          19     14,613          34
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

                    Railroad Capital Expenditures
                        (dollars in millions)

                                                               Year Ended December 31,
                                                           -----------------------------
                                                            1997        1996        1995
                                                            ----        ----        ----
Roadway and structures................................     $12.7       $11.6       $11.0
Railroad equipment:
  Locomotives.........................................       0.7         0.4         0.4
  Freight cars........................................       5.8         2.1         3.2
Other.................................................       5.1         3.6         3.0
                                                           -----       -----       -----
    Total.............................................     $24.3       $17.7       $17.6
                                                           =====       =====       =====


          Capital expenditures for the Railroad Group for 1998 are expected to be approximately $26.4 million, of which approximately $13.2 million are anticipated for roadway and structures and approximately $9.3 million are for railroad equipment.

         The following table shows the Railroad Group's expenses for ongoing maintenance and repairs of roadway, structures and railroad equipment (including administrative and inspection costs) for the periods indicated.

                             Railroad Maintenance Expenditures
                                   (dollars in millions)

                                                              Year Ended December 31,
                                                          ------------------------------
                                                            1997        1996        1995
                                                            ----        ----        ----
Roadway and structures................................     $42.9       $38.0       $36.4
Railroad equipment:
  Locomotives.........................................      23.2        21.4        21.4
  Freight cars........................................      22.9        21.6        20.5
Other.................................................       8.3         8.4         8.2
                                                           -----       -----       -----
  Total...............................................     $97.3       $89.4       $86.5
                                                           =====       =====       =====


          Future maintenance programs will be determined by track, locomotive and car requirements necessary to provide quality service at projected business levels. The Railroad Group maintains full service car and locomotive shops in Proctor, Minnesota; Joliet, Illinois; Gary, Indiana; and Greenville, Pennsylvania.


THE MARINE GROUP


          The GLF owns nine vessels and leases two additional vessels under long-term charter agreements. All of the vessels are self-unloaders, with a total cargo capacity of 362,308 gross tons (GT) at mid-summer draft.

          Included in this fleet are four large beam vessels. These vessels are the maximum size beam permitted through the locks at Sault Ste. Marie. They range in size from 858 to 1,004 feet in length and are specifically designed for and dedicated principally to carrying taconite pellets for USX. Included are the Roger Blough, the Edwin H. Gott, the Edgar B. Speer, which is a leased vessel, and the Presque Isle, which is under long-term charter from GATX Third Aircraft Corporation.

          It also owns four intermediate size self-unloading carriers which are the John G. Munson, with a forward deck-mounted boom, the Arthur M. Anderson, the Cason J. Callaway and the Philip R. Clarke.

          The remaining vessels are three smaller, self-unloading vessels. These include the George A. Sloan, the Calcite II and the Myron C. Taylor, which are the three shortest vessels in the fleet at just over 600 feet in length with a 60-foot beam. These vessels serve some of the smaller volume cargoes in the Great Lakes trade.

         A list of the GLF's active vessels, all of which are dry bulk self-unloaders, is set forth in the table below.

                                                                                                     Seasonal
                                                                   Capacity           Year          Capacity
                  Vessel                      Length (feet)        (GT)(1)          Acquired       (M-GT) (2)
                  ------                      -------------        --------         --------       ----------
Ore Fleet
---------
  Gott........................................    1,004             62,190             1978           2,378
  Speer(4)....................................    1,004             62,190(3)          1980           2,378
  Presque Isle(4).............................    1,000             51,595             1973           1,930
  Blough......................................      858             43,913(3)          1972           1,914
  Anderson....................................      767             25,295             1952           1,048
  Callaway....................................      767             25,295             1952           1,048
  Clarke......................................      767             25,295             1952           1,048

Stone Fleet
-----------
  Munson......................................      768             25,550             1952           1,867
  Sloan.......................................      621             15,625             1943           1,087
  Calcite II..................................      605             12,902             1929             964
  Taylor......................................      604             12,458             1929           1,005
                                                                   -------                           ------
  Total.......................................                     362,308                           16,667
                                                                   =======                           ======


(1) Measured in gross tons of iron ore or taconite pellets at mid-summer draft mark.
(2) Seasonal capacity in thousand gross tons (M-GT) for the ore fleet is for shipping between Duluth/Two Harbors, Minnesota and Gary, Indiana and for the stone fleet between Rogers City, Michigan and Gary, Indiana.
(3) Can be unloaded only at dedicated port facilities (Conneaut, Gary, and Indiana Harbor).
(4) Leased vessels.


          WGN owns 22 towboats and 70 barges and operates another 149 barges utilizing long-term lease arrangements.

          Capital expenditures for the Marine Group were $1.3 million in 1997 and are expected to be approximately $0.9 million in 1998.



ITEM 3. LEGAL PROCEEDINGS

          There have been no legal proceedings involving Holdings since its formation. Transtar and certain of its operating subsidiaries are defendants in lawsuits and actions incident to the normal conduct of its business. While the results of these lawsuits and actions cannot be predicted with certainty, Transtar believes the ultimate outcomes will not have a material adverse effect on the operations, liquidity, capital resources and financial position of Transtar.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          Holdings is a Delaware limited partnership and as such its partnership interests are privately held and are not freely transferable.


ITEM 6. SELECTED  FINANCIAL  DATA

                                                                         Transtar Holdings, L.P.
                                                                As of and for the year ended December 31,
                                                           ---------------------------------------------------------
                                                            1997         1996        1995         1994         1993
                                                            ----         ----        ----         ----         ----
                                                                          (dollars in millions)
Statement of Income Data:
  Income from equity in earnings of Transtar...........    $36.3        $37.6       $31.1        $28.4         $5.1
  Interest and other financial expense.................    (21.3)       (18.8)      (16.6)       (14.7)        (0.9)
  Income from continuing operations....................    $17.1        $19.6       $13.8        $13.0         $4.1
Balance Sheet Data:
  Investment in Transtar...............................    $23.8        $ 0.5      $(15.4)      $(16.9)      $(44.7)
  Total assets.........................................     74.1         50.9        14.0         (9.4)       (35.2)
  Long-term debt.......................................    169.3        148.8       130.7        114.8        100.9
  Partners' equity (deficit)...........................    (95.4)       (98.6)     (117.3)      (124.9)      (137.2)


                                                                                Transtar, Inc.
                                                                   As of and for the year ended December 31,
                                                            --------------------------------------------------------
                                                              1997        1996        1995        1994         1993
                                                              ----        ----        ----        ----         ----
                                                                            (dollars in millions)
Statement of Income Data:
  Operating revenues.....................................   $526.1      $509.1      $494.5      $478.5       $437.0
  Operating expenses (excluding item shown below)(1).....    376.3       360.4       352.1       331.7        332.2
  Depreciation and amortization..........................     26.8        26.4        26.7        27.7         33.8
                                                            ------      ------      ------      ------       ------
    Operating income.....................................    123.0       122.3       115.7       119.1         71.0
  Other income (expense).................................      3.9         1.7         1.1        (8.7)         1.7
  Interest income........................................      1.0         1.0         1.2         1.0          1.1
  Interest and other financial expense...................    (17.4)      (21.3)      (24.1)      (25.3)       (47.8)
                                                            ------      ------      ------      ------       ------
    Income before income taxes...........................    110.5       103.7        93.9        86.1         26.0
  Provision for income taxes.............................     42.1        32.8        35.2        32.4         10.2
  Income from continuing operations......................   $ 68.4      $ 70.9      $ 58.7      $ 53.7       $ 15.8
                                                            ======      ======      ======      ======       ======
Other Data:
  Consolidated Cash Flow(2)..............................   $160.5      $152.5      $148.6      $149.9       $128.8
  Cash provided by operating activities..................    106.0       113.8        94.0        99.8         68.8
  Cash provided (used) by investing activities...........    (19.9)      (15.8)      (16.9)        1.2         (6.4)
  Cash (used) by financing activities....................    (86.4)      (83.9)      (87.0)      (99.1)       (64.4)
  Capital expenditures...................................     25.6        19.6        20.3        13.7         11.2
  Dividends paid.........................................     24.1        40.9        55.8          --           --
  Non-cash interest(3)...................................      0.1         0.1         0.1         0.1         15.7
  Consolidated Cash Flow to cash interest................      9.3x        7.2x        6.2x        5.9x         4.0x
  Fixed charge coverage ratio(4).........................      9.2x        7.2x        6.2x        5.9x         2.7x
  Ratio of earnings to fixed charges(5)..................      5.4x        4.6x        4.1x        3.7x         1.5x

Balance Sheet Data:
  Cash and cash equivalents..............................   $ 24.3      $ 24.7      $ 10.6      $ 20.5       $ 18.6
  Total assets...........................................    517.2       515.1       513.7       530.6        560.9
  Long-term debt less current portion....................    128.8       196.4       265.2       329.0        390.2


(1) Operating expenses include non-recurring charges (credits) of $7.0 million, $(1.0) million, $(1.7) million, and $17.3 million for the years ended December 31, 1997, 1996, 1994, and 1993, respectively. These items relate to non-recurring labor costs, permanent impairments of certain assets and environmental credits.

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

ITEM 7. TRANSTAR HOLDINGS, L.P.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

          Management's Discussion and Analysis of Financial Condition and Results of Operations is presented as an analysis of Transtar Holdings, L.P.'s (Holdings) equity investment in Transtar, Inc. (Transtar). Holdings' earnings are derived primarily from its 53% economic interest in Transtar. The following discussion should be read in conjunction with Holdings' Consolidated Financial Statements and Transtar's Consolidated Financial Statements and the related notes thereto included in Item 8 of Part II of this 10-K.

                            1997 VERSUS 1996 AND 1995

OVERALL

          Substantially all of the earnings of Holdings consists of Holdings' share in the earnings of Transtar accounted for by the equity method. Holdings' equity earnings of Transtar were $36.3 million in 1997 compared to $37.6 million in 1996 and $31.1 million in 1995. For a discussion of the results of operations of Transtar, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for Transtar.

          In 1997, Holdings' net income totaled $17.1 million, a decrease of $2.5 million from $19.6 million in 1996 and a $3.3 million increase from the $13.8 million recorded in 1995.

REVENUES AND EXPENSES

          Holdings did not produce any revenues in 1997, 1996, or 1995. Holdings' operating expenses decreased in 1997 to $0.2 million, or $0.3 million less than the $0.5 million in 1996, and $0.5 million less than the $0.7 million incurred in 1995. As a result of a December 1993 offering of debt, interest and other financial expenses grew from $16.6 million in 1995, to $18.8 million in 1996, and $21.3 million in 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

          On December 7, 1993, Holdings and Transtar Capital Corporation (TCC) issued $218 million aggregate principal amount of 13 3/8% Series A Senior Discount Notes due December 15, 2003. In 1994, Holdings and TCC exchanged the Series A Notes for Series B Notes (Notes). The first cash interest payment on the Notes is due on June 15, 2000.

          On both October 30 and December 19, 1997, Transtar declared cash dividends in the amount of $625 per share on both its Class A Voting Common Stock and it Class B Nonvoting Common stock to holders of record of the stock on October 28 and December 17, 1997, respectively. During 1997, Holdings received $12.8 million representing its 53% economic interest in the Transtar dividends. Pursuant to an Indenture Agreement relating to the issuance of the Notes (the Notes Indenture), both dividend payments were deposited into an escrow account.

          On August 29, 1996, Transtar declared a cash dividend in the amount of $850 per share on both its Class A Voting Common Stock and its Class B Nonvoting Common Stock to holders of record of the stock on August 27, 1996. Holdings received $8.7 million on August 29, 1996, representing its 53% economic interest in the Transtar dividend. On November 26, 1996, Transtar declared a second cash dividend of $1,275 per share on both its Voting and Nonvoting Stock to holders of record of the stock on November 22, 1996. Holdings received $13.0 million on November 26, 1996 representing its 53% economic interest in the Transtar dividend. Pursuant to the Notes Indenture, both dividend payments were deposited into the escrow account.

          In February 1998, in accordance with the Notes Indenture, Holdings offered to repurchase a portion of the Notes at a price equal to 101 % of the accreted value of such Notes on the date of purchase. The offer to purchase the Notes was made by a notice to holders of the Notes and was held open for 20 business days. During 1997, in accordance with the Notes Indenture and an agreement governing the escrow account, Holdings withdrew from the escrow account $13.7 million to distribute to its partners and $0.3 million to pay certain administrative expenses.

                             TRANSTAR HOLDINGS, L.P.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)


          Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on Notes, make a Restricted Payment (as defined by the Notes Indenture), purchase or optimally redeem Notes or to pay administrative expenses of Holdings. Interest earned on the escrow balance amounted to $2.4 million, $1.4 million, and $0.1 million in 1997, 1996 and 1995, respectively.

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

                                 TRANSTAR, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


          Transtar, Inc. (Transtar or the Company) is a holding company consisting of two business groups, the Railroad Group and the Marine Group.

                                1997 VERSUS 1996

OVERALL

          Transtar reported net income of $68.4 million in 1997, compared to net income of $70.9 million in 1996. Transtar's results in 1997 were driven by the economy's continued strength, particularly within the domestic steel industry, which shipped at record levels. Transtar's income before taxes in 1997 totaled $110.6 million or $6.9 million more than was earned in 1996. The decline in net income between years was a result of a $7.1 million reduction of prior years tax reserves that had been recognized in 1996.

OPERATING REVENUES

          Operating revenues in 1997 totaled $526.1 million, or $17.0 million greater than in 1996. Revenue increases achieved by the Rail Group and Marine Group were $10.4 million and $6.6 million, respectively. Domestic steel shipments increased by 3.8 percent in 1997 and Transtar shared in this improvement. Raw materials used in the steel production process, such as ore and coke, as well as outbound steel products all showed increases over 1996. Ore revenues improved by $13.8 million, coke revenues improved by $4.3 million and steel and general merchandise revenues improved by $1.9 million. Coal revenues decreased by $2.5 million primarily due to the diversion of certain shipments originating in Alabama to destinations not served by Transtar carriers.

OPERATING EXPENSES

          Operating expenses increased $16.3 million from 1996 levels to $403.2 million in 1997. Contributing to cost increases were: 1) increased labor expense of $2.8 million reflecting contractual wage increases and increased operating labor and maintenance requirements; 2) increased repair and maintenance materials' expense of $3.4 million; 3) increases in state and local taxes of $1.6 million associated with increased earnings and favorable property tax adjustments recorded in 1996; 4) a lease cost increase of $0.9 million reflecting new leases involving freight cars, locomotives and barges commencing in late in 1996 and during 1997; 5) a $7.0 million recognition of expense associated with a limited early retirement program and an accounting department consolidation; and 6) a $1.0 million reduction to cost recorded in the second quarter of 1996 resulting from the settlement of environmental litigation. Partially offsetting these cost increases was a decrease in diesel fuel prices which contributed to a $1.9 million reduction in fuel expense.

OTHER INCOME AND EXPENSE

          Transtar's net interest expense decreased by $4.0 million in 1997 from 1996. This decrease is primarily attributed to the retirement of $62.0 million of term debt during 1997. Land sales in 1997 by the Railroad Group generated an additional $2.0 million of the before tax income.

PROVISION FOR INCOME TAXES

          Transtar's provision for income taxes in 1997 was $42.1 million, or an increase of $9.4 million over 1996. In 1996, Transtar completed a review of its tax reserves and concluded that certain reserves were no longer necessary. This decrease in reserve requirements resulted in a credit of $7.1 million to the 1996 tax provision.

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

OPERATING REVENUES

          Operating revenues in 1996 totaled $509.1 million, or $14.6 million greater than in 1995. Revenue increases of $12.0 million and $2.6 million, respectively, were achieved by the Railroad Group and the Marine Group. Domestic steel shipments increased by 4.2 percent in 1996 and helped produce additional business volumes for Transtar. Approximately 40 percent of the overall revenue improvement was related to the movement of ore and associated dock handling which increased $5.9 million versus 1995. The strong demand for iron ore pellets required the 1995 shipping season on the Great Lakes to be extended into the first quarter of 1996. This resulted in accessorial revenue of $1.8 million. Demurrage revenues, resulting primarily from industry retention of railroad freight cars, increased $1.8 million. Additional haulage for other transportation companies under various charter agreements provided a $2.7 million improvement in revenues. Coal and associated dock handling revenues remained virtually unchanged as the increased demand for coal deliveries to Great Lakes customers was offset by decreased shipments from Alabama origins destined for export.

OPERATING EXPENSES

          Operating expenses increased $8.1 million from 1995 levels to $386.9 million in 1996. Contributing cost increases were: 1) repair and maintenance materials of $2.2 million, reflecting increased traffic volumes, 2) fuel cost increases of $5.5 million, reflecting additional consumption due to traffic volumes but primarily as a result of continually escalating prices, and 3) long-term lease expense increases of $1.8 million, reflecting new leases involving freight cars, locomotives and barges that were entered into in late 1995 and during 1996. Decreased car hire earnings, which are handled as a credit to operating expenses, and additional labor costs due to contract signings generated moderately increased operating expense. Partially offsetting these increases were reduced state tax reserves of $1.0 million coupled with the recognition of a $1.0 million credit for the settlement of environmental litigation.

OTHER INCOME AND EXPENSE

          Transtar's net interest expense decreased by $2.7 million in 1996 from 1995. This decrease is equally attributable to the reduction of $23.0 million of term debt during 1996 combined with a 50 basis point decrease in the average interest rate from 1995 to 1996.

PROVISION FOR INCOME TAXES

          Transtar's provision for income taxes in 1996 was $32.8 million or a decrease of $2.5 million from 1995. During 1996, Transtar completed a review of its tax reserves and concluded that certain reserves were no longer necessary. Accordingly, the current year provision for income taxes includes a credit of $7.1 million to recognize the reversal of these liabilities. Transtar believes its present tax reserves adequately reflect the liabilities of the company.

                                 TRANSTAR, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)


                         LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

          Transtar ended 1997 with cash and cash equivalents totaling $24.3 million, which was $0.4 million less than the $24.7 million it had at year end 1996. During 1997, Transtar repaid $62.0 million of its term loan obligations. During 1996, Transtar repaid $23.0 million of its term loan obligations and $20.0 million it had previously drawn against its revolving line of credit. A 1997 amendment to its Credit Agreement permitted Transtar to pay dividends during 1997 not to exceed $25.0 million. A 1995 amendment to its Credit Agreement permitted payment of dividends in 1996 not to exceed Transtar's net income. Transtar paid dividends of $24.1 million to its shareholders in 1997 compared to $40.9 million of dividends paid in 1996.

          At December 31, 1997, Transtar had $196.0 million term loan obligations remaining, including $68.4 million due June and December 1998. Transtar expects to repay its 1998 obligation from its operating cash flow.

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

CAPITAL RESOURCES

          Net cash used for investing activities in 1997 of $19.9 million was $4.1 million more than 1996. This change reflects increased capital spending in 1997 of $6.0 million offset by a $1.9 million increase in proceeds from disposition of assets.

          Cash used for financing activities in 1997 increased $2.5 million from 1996. Cash used for term loan debt payments increased by $39.0 million from 1996. In 1997, Transtar repaid $62.0 million of its term debt obligations versus the $23.0 million it repaid in 1996. Transtar retired $20.0 million of revolving credit loans in 1996 which were incurred in 1995. In 1997, dividends of $24.1 million were paid to stockholders, compared with $40.9 million in 1996 and $55.8 million in 1995.

CAPITAL EXPENDITURES

          Transtar's capital requirements during 1998 are forecasted to be approximately $27.3 million. Contractual commitments to acquire fourteen barges, via operating lease, have also been made. Internally generated funds from operations are sufficient to fund Transtar's mandatory debt payments as well as future capital requirements.

          In 1997, capital expenditures of $25.6 million represented a $6.0 million increase from 1996. Capital expenditures in 1996 totaled $19.6 million, or $0.6 million less than in 1995. In addition to these capital expenditures, the Company spent $118.6 million in 1997, $110.6 million in 1996, and $107.5 million in 1995 for repair and maintenance of its facilities and equipment.

                                 TRANSTAR, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)


                              ENVIRONMENTAL MATTERS

          Transtar is subject to federal, state, and local laws and regulations relating to the environment. These laws regulate discharges into the environment, as well as the handling, storage, transportation, and disposal of waste and hazardous materials. These laws also require responsible parties to undertake remediation of hazardous waste disposal sites. Transtar provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Certain Transtar operating subsidiaries have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and are required to share the cost to remediate certain Superfund sites identified by the Environmental Protection Agency (EPA). In those instances where the probable costs of cleanup are estimable, Transtar has recorded a liability. At December 31, 1997 and 1996, accrued liabilities for remediation totaled $0.4 million. The Company has considered the other potentially responsible parties in determining this accrual. For the period 1989 through 1997, actual cash payments associated with environmental expense have totaled $10.0 million.

          Transtar and USX have entered into an environmental indemnification agreement, whereby USX has agreed to indemnify Transtar against 75 percent of certain environmental claims, losses, liabilities, obligations, damages, deficiencies, costs, and expenses (collectively, Environmental Liabilities) in excess of $10 million. This environmental indemnification agreement covers Environmental Liabilities relating to certain assets and properties transferred by USX to Transtar upon the formation of Transtar, which Environmental Liabilities existed or occurred prior to such formation. Of the $10.0 million expended since 1988, $7.7 million is applicable to the $10 million threshold. Although it is not presently possible to estimate the ultimate amount of all remediation and compliance costs that might be incurred or the penalties that may be imposed, management does not believe these potential costs will have a material adverse effect on the Company.

                                    YEAR 2000

          Transtar is committed to addressing the Year 2000 issue that could impact its existing computer and operating systems. In 1996, a task force of internal staff, as well as consultants, was assigned to a research project to determine the scope of the Year 2000 issue as it relates to internally developed systems. A plan to identify and correct Year 2000 problems was completed in mid-1997, and an outside contractor was hired to progress the project during 1997 and 1998. Transtar expects to spend approximately $3.8 million to make the Company Year 2000 compliant. Additionally, Transtar continues to work with its software and hardware vendors to ensure that their products will be Year 2000 compliant by 1999. Transtar has contacted owners of outside systems with which they interface to confirm the existence of an action plan that assures those systems will be Year 2000 compliant.

          While Transtar management believes that it will succeed in its plan to make Transtar, a Year 2000 compliant company, there is no guarantee that it will be completely successful. Transtar has limited or no control over the actions of proprietary software vendors and other entities with which it interacts. Transtar's management believes it is too difficult to determine at this time what impact partial non-compliance would have on the operating results of Transtar.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             TRANSTAR HOLDINGS, L.P.
                                                                                             Page
                                                                                             ----
Report of Independent Accountants .......................................................     17
Consolidated Balance Sheet as of December 31, 1997 and 1996 .............................     18
Consolidated Statement of Income for the Years Ended December 31, 1997, 1996 and 1995 ...     19
Consolidated Statement of Partners' Equity for the Years Ended December 31, 1997, 1996
and 1995 ................................................................................     19
Consolidated Statement of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995     20
Notes to Consolidated Financial Statements ..............................................     21


                                 TRANSTAR, INC

Report of Independent Accountants .......................................................     25
Consolidated Balance Sheet as of December 31, 1997 and 1996 .............................     26
Consolidated Statement of Income for the Years Ended December 31, 1997, 1996 and 1995 ...     27
Consolidated Statement of Retained Earnings for the Years Ended December 31, 1997, 1996
and 1995 ................................................................................     27
Consolidated Statement of Cash Flows for the Years Ended December 31, 1997, 1996
and 1995 ................................................................................     28
Notes to Consolidated Financial Statements ..............................................     29
Financial Statement Schedules ...........................................................     53


                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners of TRANSTAR HOLDINGS, L.P.

          In our opinion, the consolidated financial statements of Transtar Holdings, L.P., as listed in the accompanying index on page 16 of the Annual Report on Form 10-K, present fairly, in all material respects, the financial position of Transtar Holdings, L.P. and its subsidiary, Transtar Capital Corporation (TCC), (together, "Holdings") at December 31, 1997, and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Holdings' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






Price Waterhouse LLP
600 Grant Street
Pittsburgh, PA 15219



February 23, 1998

                             TRANSTAR HOLDINGS, L.P.

                           CONSOLIDATED BALANCE SHEET

                                                                                                  December 31,
                                                                                            ------------------------
                                                                                              1997            1996
                                                                                              ----            ----
                                                                                             (dollars in thousands)
    ASSETS
Current assets:
  Cash and cash equivalents (Note 2) ..................................................     $     260      $     386
  Other current assets ................................................................            --            329
                                                                                            ---------      ---------
    Total current assets ..............................................................           260            715
Restricted cash (Note 4) ..............................................................        45,694         44,579
Investment in Transtar ................................................................        23,825            491
Other assets (Note 2) .................................................................         4,367          5,105
                                                                                            ---------      ---------
    Total assets ......................................................................     $  74,146      $  50,890
                                                                                            =========      =========
    LIABILITIES
Current liabilities:
  Accounts payable and other current liabilities ......................................     $     186      $     729
Long-term debt (Note 3) ...............................................................       169,330        148,767
                                                                                            ---------      ---------
    Total liabilities .................................................................       169,516        149,496
    PARTNERS' EQUITY (DEFICIT) ........................................................       (95,370)       (98,606)
                                                                                            ---------      ---------
    Total liabilities and partners' equity (deficit) ..................................     $  74,146      $  50,890
                                                                                            =========      =========



          The accompanying notes are an integral part of these consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                                For the year ended December 31,
                                                                           ----------------------------------------
                                                                             1997            1996            1995
                                                                             ----            ----            ----
                                                                                    (dollars in thousands)
Revenues..........................................................         $     --       $      --       $      --
                                                                           --------       ---------       ---------
Operating expenses:
    Selling, general and administrative expenses..................              236             551             736
                                                                           --------       ---------       ---------
        Operating (loss)..........................................             (236)           (551)           (736)
Interest income...................................................            2,369           1,399              81
Interest and other financial expenses.............................          (21,301)        (18,832)        (16,626)
                                                                           --------       ---------       ---------
    (Loss) before equity in earnings of Transtar..................          (19,168)        (17,984)        (17,281)
Equity in earnings of Transtar....................................           36,267          37,584          31,082
                                                                           --------       ---------       ---------
    Net income....................................................         $ 17,099       $  19,600       $  13,801
                                                                           ========       =========       =========


                                      CONSOLIDATED STATEMENT OF PARTNERS' EQUITY

Partners' equity (deficit), beginning of year.....................         $(98,606)      $(117,306)      $(124,907)
Distribution to partners (Note 4).................................          (13,692)           (900)         (6,200)
Net income........................................................           17,099          19,600          13,801
Other adjustments to partners' equity (Note 5)....................             (171)             --              --
                                                                           --------       ---------       ---------
Partners' equity (deficit), end of year...........................         $(95,370)      $ (98,606)      $(117,306)
                                                                           ========       =========       =========


          The accompanying notes are an integral part of these consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                For the year ended December 31,
                                                                             ------------------------------------
                                                                               1997             1996         1995
                                                                               ----             ----         ----
                                                                                    (dollars in thousands)
OPERATING ACTIVITIES:
  Net income ...........................................................     $ 17,099      $ 19,600      $ 13,801
  Adjustments to reconcile net income to net cash used by
  operating activities:
    Amortization .......................................................          345           380           517
    Non-cash interest and other financial expenses .....................       21,301        18,832        16,604
    Non-cash interest income ...........................................       (2,358)       (1,393)          (76)
    Equity in earnings of Transtar .....................................      (36,267)      (37,584)      (31,082)
    Changes in:
      Accounts payable .................................................         (543)          114           (96)
      All other changes - net ..........................................           (3)         (343)         (398)
                                                                             --------      --------      --------
        Net cash used for operating activities .........................         (426)         (394)         (730)
                                                                             --------      --------      --------
INVESTING ACTIVITIES:
  Dividends received ...................................................       12,750        21,675        29,580
                                                                             --------      --------      --------
        Net cash provided by investing activities ......................       12,750        21,675        29,580
                                                                             --------      --------      --------
FINANCING ACTIVITIES:
  Restricted cash ......................................................      (12,750)      (21,675)      (29,580)
  Distribution to partners .............................................      (13,692)         (900)       (6,200)
  Withdrawal from restricted cash ......................................       13,992         1,585         6,560
                                                                             --------      --------      --------
        Net cash used for financing activities .........................      (12,450)      (20,990)      (29,220)
                                                                             --------      --------      --------
Increase (decrease) in cash and cash equivalents .......................         (126)          291          (370)
Cash and cash equivalents at beginning of period .......................          386            95           465
                                                                             --------      --------      --------
Cash and cash equivalents at end of period .............................     $    260      $    386      $     95
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

          BTP was originally formed in 1988 for the sole purpose of holding voting stock and nonvoting stock in Transtar. BTP was renamed Transtar Holdings, L.P. (Holdings) in November 1993. Additionally, in November 1993, BMA withdrew from its role as general partner of Holdings and substituted Blackstone Transportation Company, Inc. (BTC) as the general partner of Holdings. Transtar Capital Corporation, a Delaware corporation and wholly owned subsidiary of Holdings (TCC), was formed in connection with an Offering of 13-3/8% Series A Senior Discount Notes. In 1994, Holdings and TCC exchanged the Series A Notes for Series B Notes (Notes). Holdings and TCC have no operations of their own. TCC is a shell corporation which has nominal assets and equity and no liabilities, operations or cash flows. Accordingly, the financial statements of TCC are not presented because they do not provide material information to investors. Holdings owns 51 percent of the voting shares and 53 percent of the economic interest in the capital stock of Transtar.

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



NOTE 3: LONG-TERM DEBT

                                                   Interest                     December 31,       December 31,
                                                   Rate (%)     Maturity            1997               1996
                                                   --------     --------            ----               ----
                                                                     (dollars in thousands)
Series B Senior Discount Notes....................   13.375         2003           $169,330          $148,767
  Less amount due within one year.................                                       --                --
                                                                                   --------          --------
  Long-term debt due after one year...............                                 $169,330          $148,767
                                                                                   ========          ========

------------

          On December 7, 1993, Holdings and TCC (Issuers) issued $218 million aggregate principal amount of 13.375 percent Series A Senior Discount Notes due December 15, 2003. In 1994, Holdings and TCC exchanged the Series A Notes for Series B Notes (Notes). The Notes are the joint and several obligations of the Issuers. An original issue discount of $118 million will be amortized over a six year period commencing December 15, 1993 and ending December 15, 1999. Interest will be payable semi-annually in arrears on June 15 and December 15 commencing on June 15, 2000. The Notes have a principal at maturity of $218 million. The carrying value represents the principal at maturity less the unamortized discount. The fair value of the Notes at December 31, 1997 and 1996 was $198.5 million and $168.8 million, respectively. Fair value of the Notes is based on quoted market prices. The Notes are not guaranteed by Transtar or any of its subsidiaries and are subordinated to all existing and future liabilities of the Issuers' subsidiaries. Interest expense attributable to the Notes was $20.6 million, $18.1 million and $15.9 million in 1997, 1996 and 1995, respectively.

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

          On October 9, 1997, Transtar and the lending institutions that are party to the Credit Agreement approved an amendment that permitted Transtar to pay dividends during the fiscal year ending December 31, 1997 in an amount not to exceed $25.0 million. (See Note 4)

                             TRANSTAR HOLDINGS, L.P.

NOTE 3: (CONTINUED)

          On September 15, 1995, Transtar and the lending institutions that are party to the Credit Agreement approved an amendment that permitted Transtar to pay dividends during the fiscal year ending December 31, 1995 in an amount not to exceed $58.0 million. The amendment also permitted the payment of dividends after June 30, 1996 equal to or less than Transtar's net income for the fiscal year ending December 31, 1996. The amendment permitted Transtar to use proceeds from Revolving Credit Loans to pay dividends during either year. (See Note 4.)

NOTE 4: RELATED PARTY TRANSACTIONS

          On October 27, 1997, Transtar declared a cash dividend in the amount of $625 per share on both its Class A Voting Common Stock (Voting Stock) and its Class B Nonvoting Common Stock (Nonvoting Stock) to holders of record of the stock on October 27, 1997. Holdings received $6.4 million on October 30, 1997, representing its 53% economic interest in the Transtar dividend. Pursuant to an Indenture Agreement relating to the issuance of the Notes (the Notes Indenture), the dividend payment was paid into an escrow account. On December 16, 1997 Transtar declared a cash dividend of $625 per share on both its Voting Stock and its Nonvoting Stock to holders of record of the stock on December 16, 1997. Holdings received $6.4 million on December 19, 1997, representing its 53% economic interest in the Transtar dividend. In accordance with the Notes Indenture, this dividend was paid into the escrow account.

          On August 29, 1996, Transtar declared a cash dividend in the amount of $850 per share on both its Voting Stock and its Nonvoting Stock to holders of record of the stock on August 27, 1996. Holdings received $8.7 million on August 29, 1996, representing its 53% economic interest in the Transtar dividend. Pursuant to the Notes Indenture, the dividend payment was paid into the escrow account. On November 26, 1996 Transtar declared a cash dividend of $1,275 per share on both its Voting Stock and its Nonvoting Stock to holders of record of the stock on November 22, 1996. Holdings received $13.0 million on November 26, 1996, representing its 53% economic interest in the Transtar dividend. In accordance with the Notes Indenture, this dividend was paid into the escrow account.
          In February 1997 and January 1996, in accordance with the Notes Indenture, Holdings offered to repurchase a portion of the Senior Discount Notes at an offer price equal to 101% of the accreted value of such Notes on the date of purchase. The offers to purchase the Notes were made by notices to holders of the Senior Discount Notes and were held open for 20 business days. No Notes were tendered for repurchase.

          Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on the Notes, make a Restricted Payment (as defined by the Notes Indenture), purchase or optimally redeem Notes or to pay administrative expenses of Holdings. In 1997, 1996 and 1995, in accordance with the Notes Indenture and an agreement governing the escrow account, Holdings withdrew from the escrow account $13.7 million, $0.9 million and $6.2 million, respectively, to distribute to its partners, and withdrew $0.3 million,$0.7 million and $0.4 million, respectively, to pay certain administrative expenses. Interest earned on the escrow balance amounted to $2.4 million, $1.4 million and $76 thousand in 1997, 1996 and 1995, respectively.

NOTE 5: PARTNERS'  EQUITY

          In 1997, Holdings recorded an adjustment to Partners Equity of $(0.2) million. This adjustment was recorded as a result of a change in ownership related to a Transtar repurchase of treasury stock from its Management Stock Trust.

                             TRANSTAR HOLDINGS, L.P.

NOTE 6: SUBSEQUENT EVENTS

          In February 1998, in accordance with the Notes Indenture, Holdings offered to repurchase a portion of the Notes at an offer price equal to 101% of the accreted value of such Notes on the date of purchase. The offer to purchase the Notes was made by a notice to holders of the Notes and was held open for 20 business days.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of TRANSTAR, INC.

          In our opinion, the consolidated financial statements of Transtar, Inc., as listed in the accompanying index on page 16 of this Annual Report on Form 10-K, present fairly, in all material respects, the financial position of Transtar, Inc., and its subsidiaries (the Company) at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Price Waterhouse LLP
600 Grant Street
Pittsburgh, PA 15219


February 23, 1998

                                 TRANSTAR, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                              December 31,
                                                                                        -----------------------
                                                                                         1997              1996
                                                                                        -----------------------
                                                                                         (dollars in thousands)
  ASSETS
Current assets:
  Cash and cash equivalents (Note 2) ..............................................     $  24,316      $  24,691
  Accounts receivable from related parties (Note 13) ..............................        16,274         18,611
  Accounts receivable from trade customers ........................................        56,459         46,335
  Other current assets (Note 6) ...................................................         4,464          5,513
                                                                                        ---------      ---------
    Total current assets ..........................................................       101,513         95,150
Property, plant, and equipment,
  less accumulated depreciation (Note 7) ..........................................       382,635        385,637
Operating parts and supplies ......................................................        17,517         15,896
Other assets (Note 8) .............................................................        15,548         18,452
                                                                                        ---------      ---------
    Total assets ..................................................................     $ 517,213      $ 515,135
                                                                                        =========      =========

  LIABILITIES
Current liabilities:
  Accounts payable ................................................................     $  73,663      $  66,030
  Payroll and benefits payable ....................................................        38,456         37,318
  Accrued taxes ...................................................................        12,143         10,328
  Accrued interest ................................................................         2,177          2,906
  Current portion of long-term debt (Note 9) ......................................        68,464         61,603
  Other current liabilities .......................................................         1,096          1,526
                                                                                        ---------      ---------
    Total current liabilities .....................................................       195,999        179,711
Long-term debt less current portion (Note 9) ......................................       128,766        196,400
Postretirement benefits other than pensions (Note 4) ..............................       106,270        102,707
Deferred credits and other liabilities (Note 11) ..................................        41,108         35,412
                                                                                        ---------      ---------
    Total liabilities .............................................................       472,143        514,230


  STOCKHOLDERS' EQUITY
Common stock (Note 12) ............................................................         1,000          1,000
Paid-in capital (Note 12) .........................................................        23,979         24,000
Retained earnings (deficit) .......................................................        26,538        (17,822)
Treasury stock (Note 12) ..........................................................        (6,447)        (6,273)
                                                                                        ---------      ---------
    Total stockholders' equity ....................................................        45,070            905
                                                                                        ---------      ---------
    Total liabilities and stockholders' equity ....................................     $ 517,213      $ 515,135
                                                                                        =========      =========



              The accompanying notes are an integral part of these consolidated financial statements.

                                 TRANSTAR, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                                        For the year ended December 31,
                                                                                       ----------------------------------
                                                                                       1997           1996           1995
                                                                                       ----           ----           ----
                                                                                             (dollars in thousands)
Revenues from related parties (Note 13) .......................................      $309,206       $293,601       $279,291
Revenues from others ..........................................................       216,909        215,525        215,242
                                                                                     --------       --------       --------
  Total revenues ..............................................................       526,115        509,126        494,533
                                                                                     --------       --------       --------
Operating expenses (excluding items shown below) ..............................       363,784        348,188        340,163
Selling, general, and administrative expenses .................................        12,558         12,190         11,925
Depreciation ..................................................................        26,820         26,483         26,716
                                                                                     --------       --------       --------
  Total operating expenses ....................................................       403,162        386,861        378,804
                                                                                     --------       --------       --------
    Operating income ..........................................................       122,953        122,265        115,729
Other income ..................................................................         3,899          1,703          1,118
Interest income ...............................................................         1,085          1,060          1,212
Interest and other financial expenses .........................................       (17,358)       (21,314)       (24,144)
                                                                                     --------       --------       --------
  Income before income taxes ..................................................       110,579        103,714         93,915
Less provision for income taxes (Note 5) ......................................        42,134         32,783         35,256
                                                                                     --------       --------       --------
 Net income ...................................................................      $ 68,445       $ 70,931       $ 58,659
                                                                                     ========       ========       ========


                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS

Retained earnings (deficit), beginning of period..............................       $(17,822)      $(47,847)      $(50,681)
Dividends paid (Note 12)......................................................        (24,085)       (40,906)       (55,825)
Net income....................................................................         68,445         70,931         58,659
                                                                                     --------       --------       --------
Retained earnings (deficit), end of period....................................        $26,538       $(17,822)      $(47,847)
                                                                                     ========       ========       ========


              The accompanying notes are an integral part of these consolidated financial statements.

                                 TRANSTAR, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   For the year ended December 31,
                                                                               --------------------------------------
                                                                                  1997           1996          1995
                                                                                  ----           ----          ----
                                                                                        (dollars in thousands)
OPERATING ACTIVITIES:
Net income ...............................................................     $  68,445      $  70,931      $ 58,659
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation ...........................................................        26,820         26,483        26,716
  Non cash interest expense ..............................................           652            731           816
  Deferred taxes .........................................................         5,879           (459)        8,959
  Loss (gain) on sale of assets ..........................................        (2,676)          (399)            9
  Non cash postretirement benefits expense (Note 4) ......................         3,781          4,759         6,114
  Changes in:
    Accounts receivable ..................................................        (7,787)           286         2,333
    Accounts payable .....................................................         7,633         14,648        (8,624)
    Deferred credits .....................................................          (183)        (4,708)        3,236
    All other changes - net ..............................................         3,387          1,526        (4,178)
                                                                               ---------      ---------      --------
    Net cash provided by operating activities ............................       105,951        113,798        94,040
                                                                               ---------      ---------      --------
INVESTING ACTIVITIES:
  Capital expenditures ...................................................       (25,644)       (19,634)      (20,267)
  Proceeds from the sale of assets .......................................         5,730          3,828         3,344
                                                                               ---------      ---------      --------
    Net cash provided by (used for) investing activities .................       (19,914)       (15,806)      (16,923)
                                                                               ---------      ---------      --------
FINANCING ACTIVITIES:
  Repayment of long-term borrowings ......................................       (62,002)       (23,013)      (51,138)
  Borrowings (repayments) - revolver .....................................            --        (20,000)       20,000
  Dividends paid .........................................................       (24,085)       (40,906)      (55,825)
  Payments to acquire treasury stock .....................................          (325)            --            --
                                                                               ---------      ---------      --------
    Net cash used for financing activities ...............................       (86,412)       (83,919)      (86,963)
                                                                               ---------      ---------      --------
Increase (decrease) in cash and cash equivalents .........................          (375)        14,073        (9,846)
Cash and cash equivalents at beginning of period .........................        24,691         10,618        20,464
                                                                               ---------      ---------      --------
Cash and cash equivalents at end of period ...............................     $  24,316      $  24,691      $ 10,618
                                                                               =========      =========      ========

SUPPLEMENTAL INFORMATION:
  Income taxes paid ......................................................     $  35,537      $  32,443      $ 25,595
  Interest paid ..........................................................     $  17,394      $  22,003      $ 22,672
NONCASH INVESTING AND FINANCING ACTIVITIES:
  New long-term borrowings - capital leases ..............................     $   1,230      $      --      $     --
                                                                               =========      =========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                                 TRANSTAR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: FORMATION OF HOLDING COMPANY AND RELATED PARTIES

         On December 28, 1988, agreements were executed to form a new holding company, Transtar, Inc. (Transtar). Transtar, in turn, purchased certain former directly or indirectly wholly owned subsidiaries (the transportation subsidiaries) of USX Corporation (USX). As a result of these agreements, Blackstone Capital Partners, L.P. and Blackstone Transportation Partners, L.P.
(BTP), investment partnerships (collectively, Blackstone) controlled by their general partner Blackstone Management Associates, L.P. (BMA), owned a 51 percent economic and voting interest in Transtar. USX held a 44 percent economic and 49 percent voting interest, and the remaining 5 percent of Transtar's equity was held as nonvoting shares by a management stock trust. Transportation Services Agreements, a Technical Services Agreement, an Agreement as to Tax Matters between Transtar and USX, and other ancillary agreements exist as a result of this transaction. Transtar's operations are conducted in one business segment, transportation services, which is composed of two primary operations -- railroad operations and marine operations. A significant part of its operations are with related parties. (See Note 13)

         BTP was originally formed in 1988 for the sole purpose of holding voting stock and nonvoting stock in Transtar. In November 1993, BTP was renamed Transtar Holdings, L.P., a Delaware limited partnership (Holdings), which assumed ownership of BTP's then 51.8 percent economic interest and 51 percent voting interest in the capital stock of Transtar. Holdings has no operations of its own.

         Since its formation, Transtar has repurchased certain shares of nonvoting stock from its management stock trusts and has recorded these shares as Treasury Stock. As of December 31, 1997, Holdings owns 53 percent economic interest and 51 percent voting interest in the capital stock of Transtar; USX owns 46 percent economic interest and 49 percent voting interest; and the management stock trust holds the remaining 1 percent economic interest.

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

                                 TRANSTAR, INC.

NOTE 2: (CONTINUED)

         Fuel Oil Hedging -- Transtar from time to time enters into agreements to hedge exposure to price fluctuations in connection with the purchase of fuels for propulsion. Such transactions are accounted for as part of the commodity being hedged and are settled on a monthly basis. (See additional information in Note 10.)

         Interest Rate Hedging -- Transtar from time to time is party to interest rate protection agreements with several financial institutions to reduce the potential impact of increases in variable interest rates associated with the December 7, 1993, Credit Agreement and an amendment to the Credit Agreement dated March 12, 1997. If required, interest expense associated with these agreements is accrued monthly and settled quarterly. Transtar is exposed to credit loss in the event of nonperformance by the other parties with respect to the interest rate protection agreements. However, Transtar does not anticipate nonperformance by the counterparties. (See additional information in Notes 9 and 10.)

         Property, Plant, and Equipment -- Properties acquired by Transtar at December 28, 1988 are stated at a combination of historical cost and fair value as a result of the accounting for the purchase transaction prescribed by APB 16, as modified by EITF 86-16. Subsequent property acquisitions are recorded at cost. Depreciation is generally computed on the straight-line method, utilizing a composite or grouped asset approach, based on estimated lives of the assets, which are generally from 3 to 50 years. Proceeds from the sale of those facilities depreciated on a group basis are credited to the depreciation reserve, which is subject to periodic adjustments through depreciation studies performed on a scheduled basis.

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

         Acquisition Debit -- The Transtar transaction was accounted for as a business combination following the requirements of APB 16, as modified by EITF 86-16. These principles were used to determine the cost basis of Transtar. The difference between the purchase price and the new cost basis of Transtar resulted in the recognition of a $17.4 million acquisition debit in retained earnings in the consolidated financial statements.

         Revenue Recognition -- Revenues are generally recognized upon completion of a service, usually a transportation movement.

                                 TRANSTAR, INC.

NOTE 2: (CONTINUED)

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

         Insurance -- Transtar insures its rail, marine, property, and casualty exposures. Certain self-insured retentions are maintained. Catastrophic coverage is also carried. Costs resulting from noninsured losses are charged against income upon occurrence.

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

         Accounting Standards -- The Financial Accounting Standards Board has issued three new accounting standards:

         SFAS No. 130, "Reporting Comprehensive Income" requires that companies report all recognized changes in assets and liabilities that are not the result of transactions with owners, including those that are not reported in net income. Transtar plans to adopt the standard, effective with its 1998 financial statements, as required.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" introduces a "management approach" for identifying reportable industry segments of an enterprise. Transtar plans to adopt the standard, effective with its 1998 financial statements, as required.

         SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" revises employers' disclosures about pensions and other postretirement benefits plans. Transtar plans to adopt the standard, effective with its 1998 financial statements, as required.

         Reclassifications -- Certain reclassifications of prior years' data have been made to conform to 1997 classifications.

                                 TRANSTAR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

         Net periodic pension cost was determined as follows:


                                                                                       1997           1996          1995
                                                                                       ----           ----          ----
                                                                                             (dollars in thousands)
Cost of benefits earned during the period ......................................     $  6,508      $  6,413      $  5,323
Interest cost on projected benefit obligation ..................................        8,826         7,829         6,807
Actual return on assets ........................................................      (16,404)       (8,769)      (11,798)
Amortization of unrecognized net obligation and deferral of gains ..............       10,336         5,160         9,737
                                                                                     --------      --------      --------
Net periodic pension cost ......................................................     $  9,266      $ 10,633      $ 10,069
                                                                                     ========      ========      ========


         As a result of programs of early retirements and separations, Transtar recognized a curtailment loss of $4.0 million in 1997.

                                 TRANSTAR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3: (CONTINUED)

         The following table sets forth the plans' funded status and amounts recognized on Transtar's balance sheet based on the discount rate, compensation level, and return on assets assumptions noted.

                                                             December 31, 1997                        December 31, 1996
                                                  --------------------------------------     ---------------------------------------
                                                   Assets        ABO                          Assets          ABO
                                                   Exceed      Exceeds                        Exceed        Exceeds
                                                     ABO        Assets          Total           ABO          Assets         Total
                                                   ------      -------          -----         ------        -------         -----
Actuarial present value of                                                     (dollars in thousands)
benefit obligations:
   Vested benefit obligation ...............     $ (87,288)            --     $ (87,288)     $ (70,613)          --      $ (70,613)
                                                 =========      =========     =========      =========      =======      =========
   Accumulated benefit obligation (ABO) ....     $ (91,647)     $ (1,462)     $ (93,109)     $ (73,955)     $(1,118)     $ (75,073)
                                                 =========      =========     =========      =========      =======      =========
   Projected benefit obligation ............      (135,355)       (1,770)      (137,125)      (112,826)      (1,393)      (114,219)
Plan assets at fair value ..................        97,551            --         97,551         79,808           --         79,808
                                                 ---------      --------      ---------      ---------      -------      ---------
Projected benefit obligation in
   excess of plan assets ...................       (37,804)       (1,770)       (39,574)       (33,018)      (1,393)       (34,411)
Unrecognized prior service cost ............         3,136           363          3,499          2,993          452          3,445
Unrecognized net loss ......................        31,978           458         32,436         25,998          301         26,299
Unrecognized net obligation
   at inception of plan ....................         3,945            --          3,945          4,603           --          4,603
                                                 ---------      --------      ---------      ---------      -------      ---------
Pension asset (liability)
recognized on the balance sheet ............     $   1,255      $   (949)     $     306      $     576      $  (640)     $     (64)
                                                 =========      =========     =========      =========      =======      =========


         The assumed discount rate used to measure the benefit obligations of major plans was 7.0 percent at December 31, 1997, and 7.5 percent at December 31, 1996. The assumed rates of future increases in compensation levels was 3.5 percent for the non-contributory plan and 4.0 percent for the salary plan at both year ends. The expected long-term rate of return on plan assets was assumed to be 11 percent for both 1997 and 1996 and 10 percent for 1995.

         Transtar participates in certain defined benefit multi-employer plans of maritime unions. Expenses related to these plans amounted to $1.0 million in 1997, and $1.1 million in both 1996 and 1995.

         The Company also sponsors certain defined contribution pension plans. Participation in these plans is available to substantially all salaried employees and to certain groups of hourly employees. Company contributions to the salary plan are based on matching of employee contributions up to certain limits specified by the provisions of the plan. The cost of this plan was $1.5 million in 1997, $1.4 million in 1996 and $1.1 million in 1995.

NOTE 4: POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         Transtar provides certain medical and life insurance benefits to eligible retired employees and their dependents under defined benefit plans. Medical benefits are provided for hospitalization, physician services, and other major medical costs and are subject to various cost-sharing features and coordination with Medicare. The majority of benefits under provisions of these plans have not been prefunded. Medical and life insurance benefits for employees retired prior to Transtar's formation are obligations of USX.

                                 TRANSTAR, INC.

NOTE 4: (CONTINUED)

         Net periodic postretirement benefit cost for 1997, 1996, and 1995 included the following components:

                                                                                          1997         1996         1995
                                                                                          ----         ----         ----
                                                                                              (dollars in thousands)
Cost of benefits earned during the period .........................................     $ 1,777      $ 1,954      $ 2,200
Interest cost on accumulated postretirement benefit obligation (APBO) .............       6,639        6,486        7,299
Amortization of gains .............................................................        (866)        (498)         (95)
Amortization of prior service cost ................................................         247          247          484
Expected return on assets .........................................................         (12)         (10)         (11)
                                                                                        -------      -------      -------
  Net periodic postretirement benefit cost ........................................     $ 7,785      $ 8,179      $ 9,877
                                                                                        =======      =======      =======



         In 1997, 1996, and 1995, the incremental effect on postretirement benefit expense as the result of adoption of SFAS No. 106 was an increase of $3.8 million, $4.8 million, and $6.1 million, respectively.

         The following table sets forth the amounts included in Transtar's consolidated balance sheet:

                                                                                                           December 31,
                                                                                                   -------------------------
                                                                                                       1997           1996
                                                                                                       ----           ----
                                                                                                      (dollars in thousands)
APBO attributable to:
  Retirees ...................................................................................     $ (42,102)     $ (40,242)
  Fully eligible plan participants ...........................................................       (13,549)       (12,010)
  Other active plan participants .............................................................       (36,198)       (36,530)
                                                                                                   ---------      ---------
       Total APBO ............................................................................       (91,849)       (88,782)
  Unrecognized net gain ......................................................................       (19,766)       (19,267)
  Unrecognized prior service costs ...........................................................           993          1,257
  Plan assets at fair value ..................................................................           215            176
                                                                                                   ---------      ---------
  Accrued postretirement benefit obligation included in the balance sheet ....................     $(110,407)     $(106,616)
                                                                                                   =========      =========


         The assumed discount rate used to measure the accumulated postretirement benefit obligation was 7.0 percent at December 31, 1997, and 7.5 percent at December 31, 1996. The assumed health care cost trend rate in 1998 and thereafter is 5 percent.

         A one percentage point increase in the assumed health care cost trend rate would have increased the 1997 net periodic postretirement benefit cost by $1.5 million, and would have increased the APBO as of December 31, 1997, by $12.0 million.

         Assets of the plans generally consist of high quality corporate and government obligations. The funding policy is determined by contractual agreements with certain represented organizations.

                                 TRANSTAR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5: INCOME TAXES

         Components of income tax expense are as follows:

                                                                                     1997         1996         1995
                                                                                     ----         ----         ----
                                                                                        (dollars in thousands)
Current federal ..............................................................     $32,307     $ 29,316      $22,884
Current state, local, and foreign ............................................       3,948        3,926        3,412
Deferred taxes ...............................................................       5,879         (459)       8,960
                                                                                   -------     --------      -------
Total ........................................................................     $42,134     $ 32,783      $35,256
                                                                                   =======     ========      =======


         The reconciliation of the U.S. statutory income tax rate to the total provision is as follows:

                                                  1997                     1996                      1995
                                          -------------------     --------------------      --------------------
                                                                 (dollars in thousands)
Statutory rate applied to income
  before tax ........................     $38,703      35.00%     $ 36,300      35.00%      $ 32,870      35.00%
State income tax after federal income
  tax impact ........................       3,259       2.95         3,458       3.33          3,120       3.32
Revision of prior years tax provision
  estimates .........................          --         --        (7,126)     (6.87)          (836)      (.89)
Other, net ..........................         172        .15           151        .15            102        .11
                                          -------      -----      --------      -----       --------      -----
Total ...............................     $42,134      38.10%     $ 32,783      31.61%      $ 35,256      37.54%
                                          =======      =====      ========      =====       ========      =====


         Deferred tax assets and liabilities are composed of the following:

                                                                              December 31, 1997       December 31, 1996
                                                                            ---------------------    --------------------
                                                                            Assets    Liabilities    Assets   Liabilities
                                                                            ------    -----------    ------   -----------
                                                                                       (dollars in thousands)
Accrual differences ...................................................     $ 5,573     $    --     $ 8,013     $    --
Postretirement benefits ...............................................      43,776          --      42,806          --
PP&E basis differences ................................................          --      70,212          --      65,803
                                                                            -------     -------     -------     -------
Total .................................................................     $49,349     $70,212     $50,819     $65,803
                                                                            =======     =======     =======     =======
Net balance ...........................................................                 $20,863                 $14,984
                                                                                        =======                 =======


                                 TRANSTAR, INC.

NOTE 6: OTHER CURRENT ASSETS
                                                         December 31,
                                                         ------------
                                                     1997           1996
                                                     ----           ----
                                                   (dollars in thousands)
Prepaid insurance .............................     $1,278         $2,233
Deferred compensation .........................      1,111            981
Supplies - current ............................      1,536          1,442
Other current assets ..........................        539            857
                                                    ------         ------
Total .........................................     $4,464         $5,513
                                                    ======         ======


NOTE 7: PROPERTY, PLANT, AND EQUIPMENT

                                                         December 31,
                                                         ------------
                                                     1997           1996
                                                     ----           ----
                                                   (dollars in thousands)
Railroad equipment ............................  $ 398,291      $ 384,726
Marine vessels and related equipment ..........     88,535         88,320
Barges, tows, and related equipment ...........     35,855         41,474
Buildings .....................................     29,300         26,975
Other .........................................     11,678          7,543
                                                 ---------      ---------
  Subtotal - depreciable property .............    563,659        549,038
  Less - accumulated depreciation .............   (228,668)      (211,972)
                                                 ---------      ---------
Net depreciable property ......................    334,991        337,066
Land ..........................................     47,644         48,571
                                                 ---------      ---------
Property, plant, and equipment,
  less accumulated depreciation ...............  $ 382,635      $ 385,637
                                                 =========      =========


         The above amounts include equipment leased under capital leases of $1.2 million and $42 thousand at December 31, 1997 and 1996, respectively. For these assets, depreciation expense for the years ended December 31, 1997, 1996, and 1995 was $2 thousand, $8 thousand, and $136 thousand, respectively. Accumulated depreciation at December 31, 1997 and 1996 was zero and $36 thousand, respectively. Transtar leases a variety of facilities and equipment, including marine vessels, railroad equipment, barges, office equipment, and office space. Some of these leases contain purchase and renewal options and a residual value guarantee at the end of their lease term. Rent expense for operating leases was $26.8 million, $25.6 million, and $26.4 million for 1997, 1996, and 1995, respectively.

                                 TRANSTAR, INC.

NOTE 7: (CONTINUED)

         Total commitments under capital and operating leases are as follows:


           Year                                         Capital       Operating
           ----                                         -------       ---------
                                                         (dollars in thousands)

           1998........................................  $  221       $ 20,582
           1999........................................     222         19,839
           2000........................................     221         18,209
           2001........................................     222         16,010
           2002........................................     221         14,602
           Later years.................................   1,107         90,916
                                                         ------       --------
             Total minimum lease payments..............   2,214       $180,158
                                                         ------       ========
             Less imputed interest.....................     984
                                                         ------
              Total obligations under capital leases...  $1,230
                                                         ======


NOTE 8: OTHER ASSETS

                                                              December 31,
                                                         ---------------------
                                                          1997           1996
                                                          ----           ----
                                                         (dollars in thousands)

Long-term receivables and other investments............ $ 5,879        $ 6,193
Deferred lease costs...................................   4,201          4,183
Deferred dry dock costs................................   2,734          3,706
Deferred debt issue costs..............................     952          1,603
Deferred compensation..................................     450          1,111
Other deferred charges.................................   1,332          1,656
                                                        -------        -------
  Total................................................ $15,548        $18,452
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

                                 TRANSTAR, INC.

NOTE 9: LONG-TERM  DEBT

                                                                                               December 31
                                                             Interest                   -----------------------
                                                             Rates (%)     Maturity        1997           1996
                                                             ---------     --------        ----           ----
                                                                                         (dollars in thousands)
Term loan (a)...........................................       (b)           2000       $196,000       $258,000
Capital leases..........................................                     2007          1,230              3
                                                                                        --------       --------
     Total long-term debt (c)...........................                                 197,230        258,003
     Less amount due within 1 year......................                                 (68,464)       (61,603)
                                                                                        --------       --------
     Long-term debt due after 1 year....................                                $128,766       $196,400
                                                                                        ========       ========

(a) This Credit Agreement with a group of lending institutions is dated December 7, 1993 and provides for a series of short-term variable rate loans over a 7 year life, which are secured by the stock of the Transtar subsidiaries. Principal payments are scheduled semi-annually on June 30 and December 31 in installments ranging from $20 million to $42 million. The first scheduled payment was due on June 30, 1994, and the last scheduled payment is due on December 31, 2000. Terms of the agreement require that the first $5 million of excess cash flow prepayments be applied in the inverse order of maturity and that sale leaseback prepayments be applied ratably over the remaining scheduled payment dates. All other voluntary or asset sale prepayments are to be applied in the order of maturity. In 1997, voluntary or asset sales prepayments of $62 million were applied to payments scheduled for June 30, 1997, December 31, 1997, and June 30, 1998. In 1996, voluntary or asset sales prepayments of $23 million were applied to payments scheduled for December 31, 1996 and June 30, 1997. Interest accrues at variable rates based on either an alternate base rate, an adjusted CD rate, or an adjusted London Interbank Offered Rate. Transtar periodically selects from these debt instruments to determine the variable rates of the loan. Interest rates are available in multiples of $1 million of borrowings in durations ranging from 1 day to 6 months.

(b) Transtar's debt interest expense in 1997, 1996, and 1995 was $16.3 million, $20.2 million, $23.0 million, respectively. The average effective rates for the comparable periods were 7.2 percent, 7.1 percent, and 7.6 percent, respectively. As required by the December 7, 1993 Credit Agreement, Transtar protected the variable interest rate on at least 40 percent of the outstanding term debt balance through March 12, 1997. An amendment to the Credit Agreement dated March 12, 1997 eliminated the interest rate protection covenant. Transtar had no interest rate protection agreements in place at December 31, 1997. During 1997, 1996 and 1995, there was no interest expense attributable to rate protection agreements.

(c) Required payments of long-term debt, including capital leases, for 1999 through 2002 are $61.4 million, $66.4 million, $0.1 million and $0.1 million, respectively.

         Transtar has a revolving credit agreement with a consortium of banks. This loan facility of up to $25 million is available for working capital and letter of credit purposes through December 31, 2000 and to pay dividends in certain fiscal years. Interest accrues at the same variable rates as the term debt. There is an annual commitment fee of 1/2 of 1 percent of the unused portion of the loan facility. Transtar borrowed $20 million under this facility in December 1995. Interest expense was $0.5 million and $16 thousand in 1996 and 1995, respectively. Outstanding letters of credit are $0.9 million and $0.8 million at December 31, 1997 and 1996, respectively. In 1996, Transtar repaid the $20 million of borrowings under the revolving credit facility and did not borrow from this facility in 1997.

         The above debt agreements contain certain restrictions on capital spending, levels of new indebtedness, and the payment of dividends, as well as certain financial covenant requirements.

                                 TRANSTAR, INC.

NOTE 9: (CONTINUED)

         On October 9, 1997, Transtar and the lending institutions that are party to the Credit Agreement approved an amendment that permitted Transtar to pay dividends during the fiscal year ending December 31, 1997 in an amount not to exceed $25.0 million. (See Note 12)

         On September 15, 1995, Transtar and the lending institutions that are party to the Credit Agreement approved an amendment that permitted Transtar to pay dividends after June 30, 1996 equal to or less than Transtar's net income for the fiscal year ending December 31, 1996. The amendment permitted Transtar to use proceeds from Revolving Credit Loans to pay such dividends. (See Note 12)


NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                                December 31,
                                             ------------------------------------------------
                                                     1997                      1996
                                             ---------------------      ---------------------
                                                         Estimated                  Estimated
                                             Carrying      Fair         Carrying      Fair
                                              Amount       Value         Amount       Value
                                             --------      -----         ------       -----
                                                         (dollars in thousands)
Assets:
  Cash and cash equivalents ............     $ 24,316     $ 24,316     $ 24,691     $ 24,691
  Noncurrent receivables ...............        3,081        3,081        3,854        3,854
Liabilities:
  Current maturities of long-term debt .       68,464       68,464       61,603       61,603
  Long-term debt .......................      128,766      128,766      196,400      196,400
Off-balance-sheet financial instruments:
  Interest rate protection .............           --           --           --           --
  Fuel oil hedges ......................           --           --           --           --



         The following methods and assumptions were used to estimate the fair value of those financial instruments for which it was practicable to estimate that value.

                                 TRANSTAR, INC.

NOTE 10: (CONTINUED)

         Cash and cash equivalents - The carrying amount for cash and cash equivalents approximates fair value.

         Noncurrent receivables - The carrying amount for noncurrent receivables approximates fair value.

         Current debt and long-term debt - The carrying amount of Transtar's borrowings under the credit facility and capital leases approximates fair value, because most of Transtar's borrowings have variable rates of interest.

         Interest rate agreements - The fair value of interest rate protection agreements is the amount that Transtar would receive or pay to terminate the agreements, considering interest rates and remaining maturities based on quoted market prices or discounted cash flow methods, or the cost to replace the agreement. Transtar had no interest rate protection agreements in place at December 31, 1997. Interest rate protection agreements in place at December 31, 1996 had no value.

         Fuel oil hedges - Transtar had no fuel oil hedging agreements in place at December 31, 1997 or 1996. Transtar generated no income or expense in 1997, income of $0.4 million in 1996, and no income or expense in 1995 as a result of fuel oil hedges.

NOTE 11: DEFERRED CREDITS AND OTHER LIABILITIES


                                                           December 31,
                                                       ----------------------
                                                        1997           1996
                                                        ----           ----
                                                      (dollars in thousands)
Deferred taxes................................         $20,863       $14,984
Personal injuries.............................          14,588        13,673
Deferred credits - leases.....................           2,013         1,920
Other.........................................           3,644         4,835
                                                       -------       -------
     Total....................................         $41,108       $35,412
                                                       =======       =======


NOTE 12: EQUITY

         As of December 31, 1997 and 1996, Transtar had authorized and issued 10,000 shares of Class A Voting Common Stock (Voting Stock) with no par value and 10,000 shares of Class B Nonvoting Common Stock (Nonvoting Stock) with no par value. Holdings owns 5,100 shares of the Voting Stock and 5,100 shares of the Nonvoting Stock; USX owns 4,900 shares of the Voting Stock and 3,900 shares of the Nonvoting Stock; and 268 shares of the Nonvoting Stock are held by management stock trusts. An additional 732 shares of the Nonvoting Stock, previously repurchased from the management stock trusts, are being held as Treasury Stock at cost.

         On October 27, 1997, Transtar declared a cash dividend of $625 per share on both its Voting Stock and its Nonvoting Stock to holders of record of the stock on October 27, 1997. The dividend of $12.0 million was paid on October 30, 1997. On December 16, 1997 Transtar declared a cash dividend of $625 per share on its Voting Stock and its Nonvoting Stock to holders of record of the stock on December 16, 1997. The dividend of $12.0 million was paid on December 19, 1997.

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

                                 TRANSTAR, INC.

NOTE 12: (CONTINUED)

         During 1994, Transtar implemented a stock option plan to promote the interests of Transtar and its stockholders by attracting and retaining key management employees. The total number of options granted was 750, all of which are subject to a 5-year vesting schedule commencing December 28, 1993, unless vesting is waived by Transtar's Compensation Committee. All options granted under the plan have an exercise price of $8,364.05, which was the estimated fair market value of the Company's common stock at the date of grant. The options become exercisable up to 20 percent per year and do not have an expiration date. In 1997, 48 shares were exercised. As of December 31, 1997, there were 558 options vested and exercisable and 144 not vested under the plan.


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

         With respect to the services referred to in clause (ii) above, USS/Kobe Steel Company, on December 21, 1997, solicited bids from parties interested in providing in-plant switching services at their Lorain, Ohio facility effective December 29, 1998. USS/Kobe has not purchased or otherwise obtained any Transtar track at this facility. In-plant switching services provided by parties other than Transtar would be performed on tracks currently owned by USS/Kobe. On February 19, 1998, the Lake Terminal Railroad Company (a Transtar subsidiary) submitted a bid to continue providing these services. Transtar has since been advised that the Lake Terminal Railroad is not the low bidder. In the event that the Lake Terminal Railroad is not the successful bidder, Transtar would experience an annual decrease of approximately $8.7 million in revenue.

         With respect to the services referred to in clause (iii) above, USS/Kobe Steel Company, on March 14, 1996, provided written notice to terminate on March 15, 1999, the end of their primary term. USX on February 12, 1997 provided written notice of their intent to terminate effective March 15, 2000.

                                 TRANSTAR, INC.

NOTE 13: (CONTINUED)

         Transtar is currently in the process of negotiating new agreements with USX and USS/Kobe Steel with respect to all of the services referred to in clause
(i) through (iv) above. Transtar believes that new agreements will be in place prior to the expiration of the existing Transportation Services Agreements, but there can be no assurances that new Transportation Services Agreements will be reached or that the terms of such agreements, if reached, will be as favorable to Transtar as the terms of the existing Transportation Services Agreements. The re-negotiation of new Transportation Services Agreements with terms significantly less favorable to Transtar than the terms of the existing Transportation Services Agreements or the failure to reach such agreements at all, will likely result in a material adverse effect on Transtar.

         Transtar earns a significant portion of its revenues from transportation and related services provided to USX. For 1997, 1996, and 1995, transactions with USX represented 59 percent, 58 percent, and 56 percent of total revenues, respectively. Receivables from USX as of December 31, 1997 and 1996 represented 22 percent and 29 percent of total receivables, respectively. Terms of these transactions are similar to those of nonrelated customers.

         With respect to the USS GLF sole serving Great Lakes Fleet bulk commodity carrier status for USX, the U. S. Steel Group is required to pay, at a minimum, Transtar's annual fixed costs related to the agreement, including lease/charter costs, depreciation of owned vessels, and other administrative costs. Fixed costs (included in Transtar revenues) under this agreement approximated $19 million, $20 million, and $21 million in 1997, 1996, and 1995, respectively. Transtar and USX are currently in arbitration to resolve certain items involving the composition and development of these fixed costs as well as other issues for both the 1995 and 1996 sailing seasons. Transtar has no reason to expect an adverse decision, however, if it should occur it would not have a material adverse impact on the operating results of the Company.

         Transtar provides maintenance services to USX. Proceeds from services provided amounted to $6.4 million, $7.2 million, and $8.4 million for 1997, 1996, and 1995, respectively.

         USX provided several corporate services associated with ongoing business activities of Transtar. Total expenses for these services were $ 0.6 million, $0.6 million, and $0.5 million for 1997, 1996, and 1995, respectively.

         Transtar purchased materials from USX amounting to $1.1 million, $0.5 million, and $0.3 million, in 1997, 1996, and 1995, respectively. USX purchased materials from Transtar amounting to $0.7 million, $0.8 million and $1.2 million in 1997, 1996 and 1995, respectively.

         Pursuant to an Asset Purchase Agreement related to the formation of Transtar in December 1988, Transtar reimbursed USX $1.1 million, $1.4 million, and $1.5 million for certain benefits paid to Transtar retirees by USX in 1997, 1996, and 1995, respectively.

         In 1997, Transtar paid USX $0.5 million related to a settlement agreement with USX to resolve any and all disputes concerning the scope of USX's indemnity of Transtar under an anti-trust Indemnification Agreement.

         Transtar pays, to USX and a Blackstone affiliate, a monitoring fee of
0.15 percent of consolidated revenue. Total monitoring fees (0.3 percent of revenue) paid and accrued were $1.6 million, $1.5 million, and $1.5 million in 1997, 1996, and 1995, respectively. These fees were accounted for as operating expense.

                                 TRANSTAR, INC.

NOTE 14: COMMITMENTS AND OTHER CONTINGENCIES

         Transtar is subject to federal, state, local, and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Transtar provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. At December 31, 1997 and 1996, accrued liabilities for remediation totaled $0.4 million. For the period 1989 through 1996 actual cash payments associated with environmental expense have totaled $10.0 million.

         Transtar and USX have entered into an environmental indemnification agreement, whereby USX has agreed to indemnify Transtar against 75 percent of certain environmental claims, losses, liabilities, obligations, damages, deficiencies, costs, and expenses (collectively, Environmental Liabilities) in excess of $10 million. This environmental indemnification agreement covers Environmental Liabilities relating to certain assets and properties transferred by USX to Transtar upon the formation of Transtar, which Environmental Liabilities existed or occurred prior to such formation. Of the $10.0 million expended since 1988, $7.7 million is applicable to the $10 million threshold. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

         At year end 1997 and 1996, certain Transtar subsidiaries had purchase commitments in the amount of $3.9 million and $6.6 million, respectively, for the acquisition of rail and marine equipment. In January 1997, a Transtar subsidiary entered into an agreement to purchase 9.5 million net gallons of fuel oil per shipping season for the shipping seasons of 1997, 1998 and 1999. The purchase price for the fuel oil will be based upon market prices subject to certain minimum price provisions.



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

         Name                                        Age, Business Experience and Other Directorships
         ----                                        ------------------------------------------------
James J. Mossman                    age 39, Director since November 1993 and President since November 1993; a
President                           Member of Blackstone Group Holdings (BGH) L.L.C.; a General Partner of  BGH L.P.
and Director                        from 1990 to February 1996; Vice President of The Blackstone Group L.P. (The Blackstone Group)
                                    from 1987 to 1989. Mr. Mossman is a director of People's Choice TV Corporation, Great Lakes
                                    Dredge & Dock Corporation, Collins & Aikman Corporation and Transtar.

Peter G. Peterson                   age 71, Director since November 1993; Co-Founding Member of BGH L.L.C.;
Director                            Co-Founding Partner of BGH L.P. from 1985 to February 1996; and, Chairman of
                                    The Blackstone Group since 1985. Mr. Peterson is a director of Sony
                                    Corporation, Transtar, and the Federal Reserve Bank of New York.  He is also
                                    Chairman of the Council on Foreign Relations, Chairman of the Institute for
                                    International Economics, and Founding President of The Concord Coalition.

Stephen A. Schwarzman               age 51, Director since November 1993; Co-Founding Member of BGH L.L.C.;
Director                            Co-Founding Partner of BGH L.P. from 1985 to February 1996; and President & Chief
                                    Executive Officer of The Blackstone Group since 1985. Mr. Schwarzman is a director of Collins & Aikman Corporation, Transtar and Great Lakes Dredge &
                                    Dock Corporation.

Howard A. Lipson                    age 34, Treasurer since November 1993; Mr. Lipson joined The Blackstone
Treasurer                           Group in 1988 and is a member of BGH L.L.C. Mr. Lipson is a director of Rose
                                    Hills, Inc., Prime Succession Holdings, Inc., AMF Group Inc., Graham
                                    Packaging, Allied Waste Industries, Volume Service, Inc., and Ritvik Holdings,
                                    Inc.


         The following table sets forth certain information concerning the officers of Transtar.

             NAME                                                 Age                     POSITION
             ----                                                 ---                     --------
Robert S. Rosati...............................................   59   President and Chief Executive Officer
Frank J. Habic.................................................   58   Vice President-Operations
Joseph W. Schulte..............................................   56   Vice President-Finance and Chief Financial Officer
George E. Steins...............................................   62   Vice President-Administration, retired effective 2/28/98
James P. Bobich................................................   53   Vice President-Administration, effective 3/1/98
Rade Vignovic..................................................   63   Vice President-Marketing
Robert N. Gentile..............................................   46   Vice President-Law, General Counsel and Secretary


         Mr. Rosati is President and Chief Executive Officer, a position he has held since January 1, 1994. Mr. Rosati had been Vice President-Finance and Chief Financial Officer of Transtar and its subsidiaries. Mr. Rosati had also been Comptroller of B&LE until December 1, 1988, when he was elected Vice President-Finance of the Railroads. His railroad experience of 32 years includes positions as Manager-Audit Division, Manager of Marketing, and Dock Superintendent with DM&IR, and Superintendent in the Transportation Department with EJ&E. Prior experience with the firm of Ernst & Ernst, Pittsburgh, Pa., 1960-1965. Mr. Rosati is a Director of the Transtar subsidiaries and is a member of the Pennsylvania Institute of Certified Public Accountants. He is a graduate of the University of Pittsburgh, BBA-1961 and attended the Graduate Business Program at the University of Minnesota-Duluth, 1976-1979.

         Mr. Habic was elected Vice President-Operations of Transtar on July 1, 1993. He is responsible for the operations of all Transtar subsidiaries. His railroad experience encompasses 33 years. He held a succession of increasingly responsible Operating Department positions within the Railroad Group. He was appointed General Superintendent of Transportation of the EJ&E in 1978. He was appointed General Superintendent of The Pittsburgh & Conneaut Dock in 1983. In 1984, he was appointed General Manager of the B&LE and several shortline railroads. Mr. Habic is also a Director of the Transtar subsidiaries. He holds a B.S. from the U.S. Military Academy at West Point and an M.B.A. from Northwestern University.

         Mr. Schulte is Vice President-Finance of Transtar and CFO. Mr. Schulte had previously been Comptroller of Transtar and its subsidiaries. Mr. Schulte had also been Comptroller of the Railroad Group beginning January, 1989. Since joining the Union Railroad in 1966, he progressed through various accounting positions on the Railroads. He was appointed Treasurer for the Railroads in 1981, Director of Internal Audit in 1983, and Comptroller of the DM&IR and EJ&E Railroads in 1985. Mr. Schulte is a Director of the Transtar subsidiaries and is a member of the American and Pennsylvania Institutes of Certified Public Accountants. He holds a B.S. in Accounting from The Pennsylvania State University.

         Mr. Steins was elected Vice President-Administration of Transtar on May 1, 1995. His railroad experience spans 38 years, holding positions of increasing responsibility in accounting, marketing and operations with Transtar companies. He most recently served as Assistant Vice President and General Manager of the Bessemer and Lake Erie Railroad, the Elgin, Joliet and Eastern Railway and several smaller Railroad subsidiaries since 1993. Mr. Steins is a Director of all of the Transtar subsidiaries and a member of the Association for Transportation Law, Logistics and Policy. He holds a B.S. in Accounting from Gannon College. Mr. Steins retired effective February 28, 1998.

         Mr. Bobich was elected Vice President-Administration of Transtar on March 1, 1998. He began his career on the Bessemer and Lake Erie Railroad in the Information Systems Department and since then has held positions of increasing responsibility in accounting and information systems. In 1986, Mr. Bobich was named Treasurer of the Railroad subsidiaries and in 1989 was named Treasurer of Transtar, Inc. On July 1, 1997, he was appointed Assistant to President. He is a Director of the Transtar subsidiaries and is a 1966 graduate of Ohio University with a BBA in Accounting.

         Mr. Vignovic is Vice President-Marketing of Transtar. Mr. Vignovic began his railroad career on the B&LE as a Cost Analyst in 1964. From 1967 on, Mr. Vignovic held a series of marketing positions within the Railroads. He was appointed Vice President-Marketing of all of the Railroads in 1994. Mr. Vignovic is a Director of all of the Transtar subsidiaries and is a member of the National Freight Traffic Association and the Traffic Clubs of Chicago and Pittsburgh. He holds a B.S. from Carnegie Mellon University and an MBA from the University of Chicago.

         Mr. Gentile is General Counsel and Secretary of Transtar, and all of its subsidiaries, a position he has held since December 28, 1988. He is also Vice President-Law of Transtar, a position he has held since May 1, 1995. Mr. Gentile began his career with the Railroad Group in March 1979, holding positions of increasing importance within the Legal Department. He was appointed General Claim Agent in 1984, named Senior General Claim Agent in 1986. Mr. Gentile is a Director of all of the Transtar subsidiaries. Prior to joining the Railroad Group, Mr. Gentile was in private practice as a trial lawyer. Mr. Gentile is a member of the American, Pennsylvania and Allegheny County Bar Associations and American Corporate Counsel Association. He is a graduate of the University of Pittsburgh, BA-1973 (summa cum laude, Phi Beta Kappa), University of Pittsburgh, JD-1976, LaRoche College, MS-1984, University of Pittsburgh, MBA (Beta Sigma Gamma)-1989.

ITEM 11. EXECUTIVE COMPENSATION

         The directors and executive officers of BTC (Holdings' sole general partner) and TCC receive no compensation but are reimbursed for travel and out-of-pocket expenses incurred in connection with their duties as directors and executive officers.

         The following table provides certain summary information concerning the compensation paid or accrued by the Company on behalf of the Company's Chief Executive Officer and the four other most highly-compensated executive officers of the Company for the years ended December 31, 1997, December 31, 1996, and December 31, 1995:

                                 TRANSTAR, INC.
                           SUMMARY COMPENSATION TABLE

                                                                                      Long Term Compensation
                                                                                   -----------------------------
                                                 Annual Compensation                     Awards          Payouts
                                     --------------------------------------------- -------------------   -------  All Other
                                                             Salary &              Restricted             LTIP    Compen-
    Name and                                                  Bonus       Other($)   Stock     Options   Payouts  sation($)
Principal Position           Year    Salary($)   Bonus($)    Total($)       (1)      Awards      (#)       ($)       (2)
------------------           ----    ---------   --------    --------     --------   ------    -------   -------  --------
   R. S. Rosati ..........   1997     275,000     300,000     575,000       8,763      0          0         0      31,445
     President & Chief       1996     250,000     250,000     500,000       8,273      0          0         0      28,912
     Executive Officer       1995     230,000     210,000     440,000      10,609      0          0         0      23,570

   F. J. Habic ...........   1997     196,000     160,000     356,000       5,874      0          0         0      22,058
     Vice President-         1996     190,000     154,000     344,000       3,780      0          0         0      22,434
     Operations              1995     180,000     146,000     326,000       6,490      0          0         0      19,110

   J. W. Schulte .........   1997     170,000     124,000     294,000       4,452      0          0         0      17,654
     Vice President-         1996     160,000     115,000     275,000       3,501      0          0         0      16,713
     Finance and Chief       1995     150,000     108,000     258,000       6,102      0          0         0      14,582
     Financial Officer

   G. E. Steins (3) ......   1997     160,000     117,000     277,000       5,470      0          0         0      18,704
     Vice President-         1996     155,000     112,000     267,000       5,751      0          0         0      19,223
     Administration          1995     148,000     102,000     250,000       6,985      0          0         0      17,267

   R. N. Gentile .........   1997     157,000     115,000     272,000       5,346      0          0         0      14,186
     Vice President-Law,     1996     152,000     109,000     261,000       6,694      0          0         0      14,323
     General Counsel and     1995     147,000     106,000     253,000       6,651      0          0         0      12,475
     Secretary



-------------------
(1) Includes health additive; executive tax assistance and financial planning; imputed income for automobiles; and income associated with relocation reimbursement.
(2) This column includes amounts contributed or accrued in 1997 under the Transtar Salaried Savings Fund Plan and the related Supplemental Savings Plans ($14,498, $10,011, $8,031, $8,015, and $7,856 for Messrs. Rosati,
     Habic, Schulte, Steins and Gentile, respectively); annual imputed income associated with executive life insurance policies in 1997 ($1,727, $2,104, $902, $2,207, and $556 for Messrs. Rosati, Habic, Schulte, Steins and Gentile, respectively); and annual amounts attributable to split-dollar life insurance provided by Transtar in 1997 ($15,220, $9,943, $8,721, $8,482, and $5774 for Messrs. Rosati, Habic, Schulte, Steins and Gentile, respectively).
(3)  Retired effective February 28, 1998.

                                STOCK OPTION PLAN

         During 1994, Transtar implemented a stock option plan to promote the interests of Transtar and its stockholders by attracting and retaining key management employees. The total number of options granted was 750, all of which are subject to a 5-year vesting schedule commencing December 28, 1993. These options generally become exercisable at the vesting date and do not have an expiration date. The option price per share is $8,364.05, and each exercised option, under certain conditions, will be repurchased by the Company at a price calculated using a formula set forth in the stock option plan.

                        AGGREGATED 1997 OPTION EXERCISES
                       AND DECEMBER 31, 1997 OPTION VALUES

                                                                                        VALUE OF EXERCISABLE/
                                                                 NO. OF EXERCISABLE/       UNEXERCISABLE
                         NO. OF                                     UNEXERCISABLE          IN-THE-MONEY
                         SHARES               VALUE                  OPTIONS AT             OPTIONS AT
  NAME                  EXERCISED           REALIZED ($)         DECEMBER 31, 1997      DECEMBER 31, 1997($)
  ----                  ---------           ------------         ------------------     --------------------
R. S. Rosati               0                     0                      160/40          1,012,160/253,040
F. J. Habic                0                     0                       80/20            506,080/126,520
J. W. Schulte              0                     0                       80/20            506,080/126,520
R. N. Gentile              0                     0                       40/10            253,040/63,260
G. E. Steins              18                $194,865                      2/5              25,802/64,505



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The directors and executive officers of BTC (Holdings' sole general partner) and TCC receive no compensation. See 'Management--Compensation of Directors and Executive Officers.'

         James J. Mossman, Peter G. Peterson and Stephen A. Schwarzman serve as directors of BTC (Holdings' sole general partner) and TCC. Transtar pays a monitoring fee of 0.15% of its consolidated revenue to Blackstone Management Partners L.P. James J. Mossman, Peter G. Peterson and Stephen A. Schwarzman are partners of Blackstone Management Partners L.P. Monitoring fees paid were approximately $789,000 for 1997, $765,000 for 1996, and $740,000 for 1995.


                                PENSION BENEFITS

         Transtar, Inc. pension benefits are comprised of two defined benefits: the first, based on final earnings and the second, on career earnings. The following table shows the annual final earnings pension benefits for retirement at age 62 (or earlier under certain circumstances), for various levels of eligible earnings which would be payable to employees retiring with representative years of service based on a formula of a specified percentage (dependent on years of service) of average annual eligible earnings in the five consecutive years of the ten years prior to retirement in which such earnings were highest. Eligible earnings are base earnings and exclude any bonuses paid. As of December 31, 1997, Messrs. Rosati, Habic, Schulte, Steins, and Gentile have 32, 33, 31, 38, and 18 credited years of service, respectively.

                            TABLE OF PENSION BENEFITS

                         FINAL EARNINGS PENSION BENEFITS

      AVERAGE ANNUAL
    ELIGIBLE EARNINGS
    FOR HIGHEST FIVE
    CONSECUTIVE YEARS
       IN TEN-YEAR                                      ANNUAL BENEFITS FOR YEARS OF SERVICE
     PERIOD PRECEDING            ----------------------------------------------------------------------------
        RETIREMENT                 15 YRS.       20 YRS.      25 YRS.       30 YRS.      35 YRS.      40 YRS.
------------------------         ----------------------------------------------------------------------------
         $125,000                $ 21,656      $ 28,875     $ 36,094      $ 43,313     $ 51,188     $ 59,063
          150,000                  25,988        34,650       43,313        51,975       61,425       70,875
          175,000                  30,319        40,425       50,531        60,638       71,663       82,688
          200,000                  34,650        46,200       57,750        69,300       81,900       94,500
          225,000                  38,981        51,975       64,969        77,963       92,138      106,313
          250,000                  43,313        57,750       72,188        86,625      102,375      118,125
          300,000                  51,975        69,300       86,625       103,950      122,850      141,750
          350,000                  60,638        80,850      101,063       121,275      143,325      165,375
          400,000                  69,300        92,400      115,500       138,600      163,800      189,000
          450,000                  77,963       103,950      129,938       155,925      184,275      212,625
          500,000                  86,625       115,500      144,375       173,250      204,750      236,250


         Annual career earnings pension benefits are equal to 1% of total career eligible earnings plus a 30% supplement. The estimated annual career earnings benefits payable at normal retirement age 65, assuming no increase in annual earnings, will be $56,180 for Mr. Rosati, $47,950 for Mr. Habic, $44,380 for Mr. Schulte, $34,820 for Mr. Steins, and $58,700 for Mr. Gentile. Benefits from the final earnings and the career earnings reflected above are not subject to any reduction or offset for Social Security entitlements. Benefits from the final earnings reflected above are subject to a reduction or offset for a portion of Railroad Retirement entitlements. Benefits may be paid as an actuarially determined lump sum in lieu of monthly pensions under both the final earnings and career earnings provisions of the Plan.

         In addition to the pension benefit described above, R. S. Rosati is entitled to the benefits shown in the table below based on bonuses paid under the Annual Incentive Compensation Plan upon retirement after age 60.


                          SUPPLEMENTAL PENSION BENEFITS

     AVERAGE ANNUAL BONUS
        EARNINGS FOR
        THREE HIGHEST
      YEARS IN TEN-YEAR                                ANNUAL BENEFITS FOR YEARS OF SERVICE
       PERIOD PRECEDING          ----------------------------------------------------------------------------
          RETIREMENT               15 YRS.       20 YRS.      25 YRS.       30 YRS.      35 YRS.      40 YRS.
      -------------------        ----------------------------------------------------------------------------

           $100,000               $ 23,100      $ 30,800     $ 38,500      $ 46,200     $ 53,900     $ 61,600
            200,000                 46,200        61,600       77,000        92,400      107,800      123,200
            300,000                 69,300        92,400      115,500       138,600      161,700      184,800


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



                              CERTAIN TRANSACTIONS


         Transtar pays to each of USX and Blackstone Management Partners L.P. a monitoring fee of 0.15% of Transtar's consolidated revenue. Total monitoring fees paid were approximately $1.6 million for 1997, $1.5 million for 1996 and $1.5 million for 1995.

         On October 27, 1997, Transtar declared a cash dividend in the amount of $625 per share on both its Class A Voting Common Stock (Voting Stock) and its Class B Nonvoting Common Stock (Nonvoting Stock) to holders of record of the stock on October 27, 1997. Holdings received $6.4 million on October 30, 1997, representing its 53% economic interest in the Transtar dividend. Pursuant to an Indenture Agreement relating to the issuance of the Notes (the Notes Indenture), the dividend payment was paid into an escrow account. On December 16, 1997 Transtar declared a cash dividend of $625 per share on both its Voting Stock and its Nonvoting Stock to holders of record of the stock on December 16, 1997. Holdings received $6.4 million on December 19, 1997, representing its 53% economic interest in the Transtar dividend. In accordance with the Notes Indenture, this dividend was paid into the escrow account.

         On August 29, 1996, Transtar declared a cash dividend in the amount of $850 per share on both its Voting Stock and its Nonvoting Stock to holders of record of the stock on August 27, 1996. Holdings received $8.7 million on August 29, 1996, representing its 53% economic interest in the Transtar dividend. Pursuant to the Notes Indenture, the dividend payment was paid into the escrow account. On November 26, 1996 Transtar declared a cash dividend of $1,275 per share on both its Voting Stock and its Nonvoting Stock to holders of record of the stock on November 22, 1996. Holdings received $13.0 million on November 26, 1996, representing its 53% economic interest in the Transtar dividend. In accordance with the Notes Indenture, this dividend was paid into the escrow account.

         In February 1998, in accordance with the Notes Indenture, Holdings offered to repurchase a portion of the Notes at an offer price equal to 101% of the accreted value of such Notes on the date of purchase. The offer to purchase the Notes was made by a notice to holders of the Notes and was held open for 20 business days.

         In February 1997 and January 1996, in accordance with the Notes Indenture, Holdings offered to repurchase a portion of the Notes at an offer price equal to 101% of the accreted value of such Notes on the date of purchase. The offers to purchase the Notes were made by notices to holders of the Notes and were held open for 20 business days. No Notes were tendered for repurchase.

         Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on the Notes, make a Restricted Payment (as defined by the Notes Indenture), purchase or optimally redeem Notes or to pay administrative expenses of Holdings. In 1997, 1996 and 1995, in accordance with the Notes Indenture and an agreement governing the escrow account, Holdings withdrew from the escrow account $13.7 million, $0.9 million and $6.2 million, respectively, to distribute to its partners, and withdrew $0.3 million,$0.7 million and $0.4 million, respectively, to pay certain administrative expenses. Interest earned on the escrow balance amounted to $2.4 million, $1.4 million and $76 thousand in 1997, 1996 and 1995, respectively.

ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

THE ISSUERS

         The following table and accompanying footnotes set forth the beneficial ownership of partnership interests of Holdings. TCC is a wholly owned subsidiary of Holdings.

                                                                                 Percentage of       Economic
       Name of Beneficial Owners                    Type of Interest                 Class         Interest(1)
       -------------------------                    ----------------                 ------        ------------
BTC(2)                                    General Partnership                       100.000%          1.000%
Blackstone entities(3)                    Limited Partnership                        91.574%         90.658%
Tyler Massachusetts L.P. ("Tyler")(4)     Limited Partnership                         8.426%          8.342%
James J. Mossman(5)                       General and Limited Partnership               0               0
Peter G. Peterson(5)                      General and Limited Partnership               0               0
Stephen A. Schwarzman(5)                  General and Limited Partnership               0               0
Howard A. Lipson(5)                       General and Limited Partnership               0               0
All executive officers and directors
as a group (4 persons)(5)                 General and Limited Partnership               0               0


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

     The following table sets forth the ownership of Transtar as of December 31, 1997:

                                Voting Stock     % of Voting       Nonvoting     % of Non-voting    % of Total
     Shareholder                   Owned            Shares        Stock Owned         Shares          Shares
     -----------                ------------     -----------      -----------    ---------------    ----------
Transtar Holdings, L.P. ......     5,100             51%             5,100              55%             53%
USX Corporation ..............     4,900             49              3,900              42              46
Management ...................        --             --                268               3               1
                                  ------            ----             -----             ----            ----
    Total ....................    10,000            100%             9,268             100%            100%
                                  ======            ====             =====             ====            ====


         Management's direct interest has been reduced since Transtar's formation due to repurchases of 732 shares of nonvoting stock from retiring managers. Certain shares have been allocated to promoted managers in a stock option program. Including the effect of this program, total economic ownership of management would be approximately 5 percent.

         The Board of Directors of Transtar consists of five members, three of which are designated by Blackstone and two by USX pursuant to a Stockholders' Agreement.

         As of December 31, 1997, all of the subsidiaries of Transtar were wholly owned, directly or indirectly, by Transtar.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DEPENDENCE UPON USX

         For the year 1997, approximately 59% of Transtar's revenues were derived from the provision of services to USX and its affiliates. Transtar's operating relationship with USX is governed by three Transportation Services Agreements. These agreements, along with Transtar's exclusive rail access to virtually all USX's steel facilities and its integration within these facilities, provide some stability to Transtar's cash flows. Among other things, the Transportation Services Agreements provide Transtar with certain rights including: (i) sole serving rail carrier status at USX's Minntac, Gary, Fairfield and Mon Valley facilities as well as USS/Kobe's Lorain facility; (ii) sole rights to perform specified USX in-plant switching services; (iii) sole serving Great Lakes Fleet bulk commodity carrier status for USX, including USS/Kobe; and (iv) primary inland barge operator status for the water transport of USX's commodities originating at or destined for Birmingham, Alabama. With respect to the services referred to in clause (i) above, the Transportation Service Agreements provide that such services will continue indefinitely as long as a non-Transtar rail carrier has not obtained access to the USX facility being served; with respect to the services referred to in clause (ii) above, the agreements are exclusive through 1998 and provide that such services will continue indefinitely so long as USX has not purchased from Transtar or otherwise obtained the Transtar track on which such services are provided; with respect to the services referred to in clause (iii) above, the agreements provide that such services will continue for a term ending on March 15, 1999 for USS/Kobe and March 15, 2000 for the other USX facilities, which terms will be automatically renewed for successive one-year periods unless either USX or Transtar has given the other at least three years prior written notice of termination; with respect to the services described in clause (iv) above, the agreements provide that such services will generally continue until December 28, 1998. The agreements also provide that USX shall not, at any time, take any action (a) which would in any way, either directly or indirectly, encourage any non-Transtar rail carrier to attempt to obtain access to any of the USX plants for which Transtar is the sole serving rail carrier or (b) which would in any way assist in and/or support any such rail carrier in any efforts to obtain such access; provided that USX may, after December 28, 1998, request that an independent arbitrator determine whether it is reasonable and equitable under the facts, circumstances and the regulatory and competitive conditions in effect at that time, at one or more facilities, for USX to seek access for a non-Transtar rail carrier. In making such a decision, the independent arbitrator must consider the effect of his decision on the relevant Transtar unit's cost/price relationship as of December 28, 1988 as well as USX's competitive position.

         With respect to the services referred to in clause (ii) above, USS/Kobe Steel Company, on December 21, 1997, solicited bids from parties interested in providing in-plant switching services at their Lorain, Ohio facility effective December 29, 1998. USS/Kobe has not purchased or otherwise obtained any Transtar track at this facility. In-plant switching services provided by parties other than Transtar would be performed on tracks currently owned by USS/Kobe. On February 19, 1998, the Lake Terminal Railroad Company (a Transtar subsidiary) submitted a bid to continue providing these services. Transtar has since been advised that the Lake Terminal Railroad is not the low bidder. In the event that the Lake Terminal Railroad is not the successful bidder, Transtar would experience an annual decrease of approximately $8.7 million in revenue.

         With respect to the services referred to in clause (iii) above, USS/Kobe Steel Company, on March 14, 1996, provided written notice to terminate on March 15, 1999, the end of their primary term. USX on February 12, 1997 provided written notice of their intent to terminate effective March 15, 2000.

         Transtar is currently in the process of negotiating new agreements with USX and USS/Kobe Steel with respect to all of the services referred to in clause
(i) through (iv) above. Transtar believes that new agreements will be in place prior to the expiration of the existing Transportation Services Agreements, but there can be no assurances that new Transportation Services Agreements will be reached or that the terms of such agreements, if reached, will be as favorable to Transtar as the terms of the existing Transportation Services Agreements. The re-negotiation of new Transportation Services Agreements with terms significantly less favorable to Transtar than the terms of the existing Transportation Services Agreements or the failure to reach such agreements at all, will likely result in a material adverse effect on Transtar.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1).  FINANCIAL STATEMENTS
         Financial Statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 16.

(a)(2).  FINANCIAL STATEMENT SCHEDULES
         Schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the financial statements or the notes thereto.

(a)(3).  EXHIBITS

Footnote   Exhibit
  Ref.       No.                     Description
--------   -------                   -----------
   (a)       3.1      Certificate of Incorporation of Transtar Capital
                      Corporation, filed with the Secretary of State of the
                      State of Delaware on November 23, 1993.
   (a)       3.2      By-laws of Transtar Capital Corporation.
   (a)       3.3      Certificate of Incorporation of Blackstone
                      Transportation Company, Inc., the controlling general
                      partner of Transtar Holdings, L.P. (Holdings), filed with
                      the Secretary of State of the State of Delaware on
                      November 23, 1993.
   (a)       3.4      By-laws of Blackstone Transportation Company, Inc.,
                      the controlling general partner of Transtar Holdings, L.P.
   (a)       3.5      Second Amended and Restated Agreement of Limited
                      Partnership of Transtar Holdings, L.P.
   (a)       3.6      Amended and Restated Certificate of Limited Partnership
                      of Holdings
   (a)       3.7      By-laws of Transtar, Inc.
   (a)       4.2      Specimen Certificate of 13-3/8% Series B Senior Discount
                      Notes due 2003 (the Notes) (included in Exhibit 4.3
                      hereto).
   (a)       4.3      Indenture, dated as of December 7, 1993, among
                      Holdings, TCC and the United States Trust Company of New
                      York, as trustee, pursuant to which the Notes were issued.
   (a)      10.3      Credit Agreement, dated as of December 7, 1993, among
                      Transtar, Inc. and Chemical Bank as Agent and Issuing Bank
                      thereunder.
   (d)      10.3.1    Second amendment dated as of September 15, 1995 to
                      the Credit Agreement dated as of December 7, 1993 among
                      Transtar, Inc. and Chemical Bank as Agent and Issuing Bank
                      thereunder.
            10.3.2    Amendment and Waiver dated as of March 12, 1997 to the
                      Credit Agreement dated as of December 7, 1993 among
                      Transtar, Inc. and the Chase Manhattan Bank as Agent and
                      Issuing Bank thereunder.
            10.3.3    Third Amendment and Waiver dated as of October 9, 1997 to
                      the Credit Agreement dated as of December 7, 1993 among
                      Transtar, Inc. and the Chase Manhattan Bank as Agent and
                      Issuing Bank thereunder.
   (a)      10.4      Stockholders Agreement, dated as of December 28,
                      1988, by and among Blackstone Capital Partners L.P.,
                      Blackstone Transportation Partners L.P., USX Corporation
                      and Transtar, Inc.
   (a)      10.5      Transportation Services Agreement, dated December 28,
                      1988, between Transtar, Inc. and USX Corporation.
   (a)      10.6      Transportation Agreement, dated March 16, 1988, between
                      USX Corporation and USS Great Lakes Fleet, Inc.
   (a)      10.7      Transportation Services Agreement, dated December 28,
                      1988, between Transtar, Inc. and U.S. Steel Mining.
   (a)      10.8      Management Stock Trust Agreement, dated December 28, 1988, between Transtar, Inc. and Pittsburgh National Bank.

Footnote   Exhibit
  Ref.       No.                     Description
--------   -------                   -----------
   (a)      10.10     Transtar, Inc. Equity Participation Plan, dated
                      December 28, 1988, as amended.
   (e)      10.13     Transtar, Inc. Savings Plan for Salaried Employees,
                      effective January 1, 1989 as amended through
                      January 1, 1996.
   (a)      10.14     Transtar, Inc. Flexible Compensation Plan for
                      Non-Represented Employees of Transtar, Inc. and Subsidiary
                      Companies, effective January 1, 1989.
   (e)      10.14.1   Transtar, Inc. Split Dollar Life Insurance Plan, effective
                      July 1, 1994.
   (a)      10.15     Layoff Unemployment Benefit Program for Non-Union Salaried
                      Employees as amended January 1, 1989.
   (e)      10.16     Transtar, Inc. Salaried Retirement Plan, effective
                      January 1, 1989 as amended through January 1, 1996.
            10.16.1   Second Amendment to the Transtar, Inc. Salaried Retirement
                      Plan, effective January 1, 1997.
            10.16.2   Fifth Amendment to the Transtar, Inc. Salaried Retirement
                      Plan, effective January 1, 1998.
            10.17     Transtar, Inc. Non Tax-Qualified Pension Plan, effective
                      January 1, 1994.
            10.18     Transtar, Inc. Supplemental Thrift Program, effective
                      January 1, 1994.
            10.19     Transtar, Inc. Supplemental Pension Program, effective
                      January 1, 1994.
   (a)      10.20     Amendment No. 1 to Bareboat Charter, dated as of
                      September 29, 1989, between PNC Leasing Corp and
                      Transtar, Inc.
   (a)      10.21     Bareboat Charter, dated as of June 1, 1990, between PNC
                      Leasing Corp and Transtar, Inc.
   (a)      10.22     Bareboat Charter Party, dated as of September 30, 1991,
                      between Joy Finance Company and Transtar, Inc.
   (a)      10.23     Lease Agreement, dated as of May 1, 1980, between GATX
                      Leasing Corporation, successor to Gould Leasing Services,
                      Inc., and Bessemer and Lake Erie Railroad Company.
   (a)      10.24     Equipment Lease, dated as of May 30, 1980, between the
                      Bessemer and Lake Erie Railroad Company and State Street
                      Bank as Trustee.
   (a)      10.25     Master Railcar Lease Agreement, dated as of April 30,
                      1993, between The CIT Group/Equipment Financing, Inc. and
                      Elgin, Joliet and Eastern Railway Company.
   (a)      10.26     Railroad Equipment Lease, dated as of November 15, 1989,
                      between Elgin, Joliet & Eastern Railway Company and
                      Mellon Financial Services Corporation #3.
   (a)      10.27     Bareboat Charter, dated as of June 1, 1989, between PNC
                      Leasing Corp and Transtar, Inc.
   (a)      10.28     Amendment No. 1 to Indenture of Trust and First Preferred
                      Ship Mortgage, dated March 19, 1982, between The
                      Connecticut Bank and Trust Company, as Owner Trustee, and
                      Mercantile-Safe Deposit and Trust Company, as
                      Indenture Trustee.
   (a)      10.29     Note Purchase Agreement, dated as of May 26, 1983.
   (a)      10.30     Charter, dated as of September 1, 1980, between The
                      Connecticut Bank and Trust Company and United States Steel
                      Corporation.
   (a)      10.31     Assignment Agreement and Supplement No. 2 to First
                      Preferred Fleet Mortgage, dated as of December 3, 1987.
   (a)      10.32     Assignment of Second Transportation Services Agreement,
                      dated as of July 1, 1981, between United States
                      Steel Corporation and USS Great Lakes Fleet, Inc.
   (a)      10.33     Option Agreement, dated as of July 2, 1975, among Litton
                      Industries, Inc. and Litton Industries Leasing Corporation
                      and United States Steel Corporation.
   (a)      10.34     Release, dated as of July 2, 1975, between Litton Great
                      Lakes Corporation and United States Steel Corporation.
   (a)      10.35     Consent, dated as of December 21, 1988, from Xerox
                      Corporation to USX Corporation.
   (a)      10.36     Guaranty, dated as of December 27, 1988, from USX
                      Corporation to Litton Industries, Inc., Litton Credit
                      Corporation, Litton Great Lakes Corp. and Litton
                      Industries Leasing Corporation.
   (a)      10.37     Assignment of Engineering and Maintenance Agreement, dated as of July 1, 1991, between United States Steel
                      Corporation and USS Great Lakes Fleet Services, Inc.
   (a)      10.38     Lease Renewal, dated as of October 24, 1991, between USS
                      Great Lakes Fleet, Inc. and Labovitz Enterprises.

Footnote   Exhibit
  Ref.       No.                     Description
--------   -------                   -----------

   (a)      10.40     Assignment of Leases, dated as of May 31, 1984,
                      between Duluth, Missabe and Iron Range Railway Company and
                      Joel Labovitz.
   (a)      10.41     Indenture of Lease, dated as of April 7, 1982,
                      between Duluth, Missabe and Iron Range Railway Company and
                      USS Great Lakes Fleet Services, Inc.
   (a)      10.42     Environmental Indemnification Agreement, dated as of
                      December 28, 1988, among USX Corporation, Transtar and
                      certain subsidiaries of Transtar.
   (b)      10.43     Settlement Agreement among Transtar, Inc., Bessemer
                      and Lake Erie Railroad Company and USX Corporation dated
                      October 6, 1994.
   (f)      10.44.1   Transtar, Inc. Amended Stock Option Plan.
   (c)      10.45     Equipment Lease Agreement dated as of July 15, 1994
                      between GATX Third Aircraft Corporation and Elgin, Joliet
                      and Eastern Railway Company.
   (c)      10.46     Bareboat Charter dated as of June 30, 1994 between GATX
                      Third Aircraft Corporation and Transtar, Inc.
   (e)      10.47     Master Equipment Lease Agreement dated as of
                      December 28, 1995 between Birmingham Southern Railroad
                      company and Nationsbanc Leasing Corporation of North
                      Carolina.
   (e)      10.48     Master Equipment Lease Agreement dated as of
                      December 28, 1995 between Duluth, Missabe and Iron Range
                      Railway company and Heller Financial Leasing, Inc.
            12.1      Statement of Computation of Ratio of Earnings to Fixed
                      Charges.
   (a)      21.1      Significant Subsidiaries of Transtar Holdings, L.P.
            27        Financial Data Schedule.

---------------------
   (a) Previously filed with Registration Statement No. 33-73270 under corresponding Exhibit number.
   (b)   Previously filed with Form 8-K on October 7, 1994.
   (c)   Previously filed with Form 10-K on March 24, 1995.
   (d)   Previously filed with Form 10-Q on November 1, 1995.
   (e)   Previously filed with Form 10-K on March 22, 1996.
   (f)   Previously filed with Form 10-K on March 21, 1997.


(b).     REPORTS ON 8-K

         Holdings and TCC did not file any reports on Form 8-K during the quarter ended December 31, 1997.

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

                                   SIGNATURES

Pursuant to the requirements of Section 15(a) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th of March, 1998.

                                     TRANSTAR HOLDINGS, L.P.

                                     By Blackstone Transportation Company, Inc.
                                       its controlling general partner


                                     By /s/   HOWARD A. LIPSON
                                        ------------------------------
                                        Name: Howard A. Lipson
                                        Title: Treasurer



                                     TRANSTAR CAPITAL CORPORATION

                                     By  /s/   HOWARD A. LIPSON
                                        ------------------------------
                                         Name: Howard A. Lipson
                                         Title: Treasurer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 27, 1998.

          SIGNATURES                                      TITLE
          ----------                                      -----

     /s/ JAMES J. MOSSMAN                     Director and President(Principal
     --------------------                     Executive Officer) of BTC and TCC
       James J. Mossman


     /s/ HOWARD A. LIPSON                     Treasurer (Principal Financial and
     --------------------                     Principal Accounting Officer) of
       Howard A. Lipson                       BTC and TCC


  /s/ STEPHEN A. SCHWARZMAN                   Director of BTC and TCC
  -------------------------
    Stephen A. Schwarzman


    /s/ PETER G. PETERSON                     Director of BTC and TCC
    ---------------------
      Peter G. Peterson

                                INDEX TO EXHIBITS

Footnote   Exhibit
  Ref.       No.                     Description
--------   -------                   -----------

   (a)       3.1      Certificate of Incorporation of Transtar Capital
                      Corporation, filed with the Secretary of State of the
                      State of Delaware on November 23, 1993.
   (a)       3.2      By-laws of Transtar Capital Corporation.
   (a)       3.3      Certificate of Incorporation of Blackstone
                      Transportation Company, Inc., the controlling general
                      partner of Transtar Holdings, L.P. (Holdings), filed with
                      the Secretary of State of the State of Delaware on
                      November 23, 1993.
   (a)       3.4      By-laws of Blackstone Transportation Company, Inc.,
                      the controlling general partner of Transtar Holdings, L.P.
   (a)       3.5      Second Amended and Restated Agreement of Limited
                      Partnership of Transtar Holdings, L.P.
   (a)       3.6      Amended and Restated Certificate of Limited Partnership of
                      Holdings
   (a)       3.7      By-laws of Transtar, Inc.
   (a)       4.2      Specimen Certificate of 13 3/8% Series B Senior Discount
                      Notes due 2003 (the Notes) (included in Exhibit 4.3
                      hereto).
   (a)       4.3      Indenture, dated as of December 7, 1993, among
                      Holdings, TCC and the United States Trust Company of New
                      York, as trustee, pursuant to which the Notes were issued.
   (a)      10.3      Credit Agreement, dated as of December 7, 1993, among
                      Transtar, Inc. and Chemical Bank as Agent and Issuing Bank
                      thereunder.
   (d)      10.3.1    Second amendment dated as of September 15, 1995 to
                      the Credit Agreement dated as of December 7, 1993 among
                      Transtar, Inc. and Chemical Bank as Agent and Issuing Bank
                      thereunder.
            10.3.2    Amendment and Waiver dated as of March 12, 1997 to the
                      Credit Agreement dated as of December 7, 1993 among
                      Transtar, Inc. and the Chase Manhattan Bank as Agent and
                      Issuing Bank thereunder.
            10.3.3    Third Amendment and Waiver dated as of October 9, 1997 to
                      the Credit Agreement dated as of December 7, 1993 among
                      Transtar, Inc. and the Chase Manhattan Bank as Agent and
                      Issuing Bank thereunder.
   (a)      10.4      Stockholders Agreement, dated as of December 28,
                      1988, by and among Blackstone Capital Partners L.P.,
                      Blackstone Transportation Partners L.P., USX Corporation
                      and Transtar, Inc.
   (a)      10.5      Transportation Services Agreement, dated December 28,
                      1988, between Transtar, Inc. and USX Corporation.
   (a)      10.6      Transportation Agreement, dated March 16, 1988, between
                      USX Corporation and USS Great Lakes Fleet, Inc.
   (a)      10.7      Transportation Services Agreement, dated December 28,
                      1988, between Transtar, Inc. and U.S. Steel Mining.
   (a)      10.8      Management Stock Trust Agreement, dated December 28, 1988, between Transtar, Inc. and Pittsburgh National Bank.
   (a)      10.10     Transtar, Inc. Equity Participation Plan, dated
                      December 28, 1988, as amended.
   (e)      10.13     Transtar, Inc. Savings Plan for Salaried Employees,
                      effective January 1, 1989 as amended through
                      January 1, 1996.
   (a)      10.14     Transtar, Inc. Flexible Compensation Plan for
                      Non-Represented Employees of Transtar, Inc.
                      and Subsidiary Companies, effective January 1, 1989.
   (e)      10.14.1   Transtar, Inc. Split Dollar Life Insurance Plan, effective
                      July 1, 1994.
   (a)      10.15     Layoff Unemployment Benefit Program for Non-Union Salaried
                      Employees as amended January 1, 1989.
   (e)      10.16     Transtar, Inc. Salaried Retirement Plan, effective
                      January 1, 1989 as amended through January 1, 1996.
            10.16.1   Second Amendment to the Transtar, Inc. Salaried Retirement
                      Plan, effective January 1, 1997.
            10.16.2   Fifth Amendment to the Transtar, Inc. Salaried Retirement
                      Plan, effective January 1, 1998.
            10.17     Transtar, Inc. Non Tax-Qualified Pension Plan, effective
                      January 1, 1994.
            10.18     Transtar, Inc. Supplemental Thrift Program, effective
                      January 1, 1994.
            10.19     Transtar, Inc. Supplemental Pension Program, effective
                      January 1, 1994.

Footnote   Exhibit
  Ref.       No.                     Description
--------   -------                   -----------

   (a)     10.20      Amendment No. 1 to Bareboat Charter, dated as of
                      September 29, 1989, between PNC Leasing Corp and Transtar,
                      Inc.
   (a)     10.21      Bareboat Charter, dated as of June 1, 1990, between PNC
                      Leasing Corp and Transtar, Inc.
   (a)     10.22      Bareboat Charter Party, dated as of September 30, 1991,
                      between Joy Finance Company and Transtar, Inc.
   (a)     10.23      Lease Agreement, dated as of May 1, 1980, between
                      GATX Leasing Corporation, successor to Gould Leasing
                      Services, Inc., and Bessemer and Lake Erie Railroad
                      Company.
   (a)     10.24      Equipment Lease, dated as of May 30, 1980, between
                      the Bessemer and Lake Erie Railroad Company and State
                      Street Bank as Trustee.
   (a)     10.25      Master Railcar Lease Agreement, dated as of April 30,
                      1993, between The CIT Group/Equipment Financing, Inc. and
                      Elgin, Joliet and Eastern Railway Company.
   (a)     10.26      Railroad Equipment Lease, dated as of November 15,
                      1989, between Elgin, Joliet & Eastern Railway Company and
                      Mellon Financial Services Corporation #3.
   (a)     10.27      Bareboat Charter, dated as of June 1, 1989, between PNC
                      Leasing Corp and Transtar, Inc.
   (a)     10.28      Amendment No. 1 to Indenture of Trust and First Preferred
                      Ship Mortgage, dated March 19, 1982, between The
                      Connecticut Bank and Trust Company, as Owner Trustee,
                      and Mercantile-Safe Deposit and Trust Company, as
                      Indenture Trustee.
   (a)     10.29      Note Purchase Agreement, dated as of May 26, 1983.
   (a)     10.30      Charter, dated as of September 1, 1980, between The
                      Connecticut Bank and Trust Company and United States Steel
                      Corporation.
   (a)     10.31      Assignment Agreement and Supplement No. 2 to First
                      Preferred Fleet Mortgage, dated as of December 3, 1987.
   (a)     10.32      Assignment of Second Transportation Services
                      Agreement, dated as of July 1, 1981, between United States
                      Steel Corporation and USS Great Lakes Fleet, Inc.
   (a)     10.33      Option Agreement, dated as of July 2, 1975, among Litton
                      Industries, Inc. and Litton Industries Leasing Corporation
                      and United States Steel Corporation.
   (a)     10.34      Release, dated as of July 2, 1975, between Litton Great
                      Lakes Corporation and United States Steel Corporation.
   (a)     10.35      Consent, dated as of December 21, 1988, from Xerox
                      Corporation to USX Corporation.
   (a)     10.36      Guaranty, dated as of December 27, 1988, from USX
                      Corporation to Litton Industries, Inc., Litton Credit
                      Corporation, Litton Great Lakes Corp. and Litton
                      Industries Leasing Corporation.
   (a)     10.37      Assignment of Engineering and Maintenance Agreement,
                      dated as of July 1, 1991, between United States Steel
                      Corporation and USS Great Lakes Fleet Services, Inc.
   (a)     10.38      Lease Renewal, dated as of October 24, 1991, between USS
                      Great Lakes Fleet, Inc. and Labovitz Enterprises.
   (a)     10.40      Assignment of Leases, dated as of May 31, 1984,
                      between Duluth, Missabe and Iron Range Railway Company and
                      Joel Labovitz.
   (a)     10.41      Indenture of Lease, dated as of April 7, 1982,
                      between Duluth, Missabe and Iron Range Railway Company and
                      USS Great Lakes Fleet Services, Inc.
   (a)     10.42      Environmental Indemnification Agreement, dated as of
                      December 28, 1988, among USX Corporation, Transtar and
                      certain subsidiaries of Transtar.
   (b)     10.43      Settlement Agreement among Transtar, Inc., Bessemer
                      and Lake Erie Railroad Company and USX Corporation dated
                      October 6, 1994.
   (f)     10.44.1    Transtar, Inc. Amended Stock Option Plan.
   (c)     10.45      Equipment Lease Agreement dated as of July 15, 1994
                      between GATX Third Aircraft Corporation and Elgin, Joliet
                      and Eastern Railway Company.
   (c)     10.46      Bareboat Charter dated as of June 30, 1994 between GATX
                      Third Aircraft Corporation and Transtar, Inc.
   (e)     10.47      Master Equipment Lease Agreement dated as of
                      December 28, 1995 between Birmingham Southern Railroad
                      company and Nationsbanc Leasing Corporation of North
                      Carolina.
   (e)     10.48      Master Equipment Lease Agreement dated as of
                      December 28, 1995 between Duluth, Missabe and Iron Range
                      Railway company and Heller Financial Leasing, Inc.

Footnote   Exhibit
  Ref.       No.                     Description
--------   -------                   -----------

            12.1      Statement of Computation of Ratio of Earnings to Fixed
                      Charges.
   (a)      21.1      Significant Subsidiaries of Transtar Holdings, L.P.
            27        Financial Data Schedule.

-----------------------
   (a) Previously filed with Registration Statement No. 33-73270 under corresponding Exhibit number.
   (b)   Previously filed with Form 8-K on October 7, 1994.
   (c)   Previously filed with Form 10-K on March 24, 1995.
   (d)   Previously filed with Form 10-Q on November 1, 1995.
   (e)   Previously filed with Form 10-K on March 22, 1996.
   (f)   Previously filed with Form 10-K on March 21, 1997.