Form 10-Q
period 1998-03-31
TRANSTAR HOLDINGS LP
filed 1998-05-11
CIK 916533

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                to
                                            ---------------  --------------
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

                                         Yes    X                No
                                             ------                  -----

-------------------------------------------------------------------------------

                             Transtar Holdings, L.P.
                          Transtar Capital Corporation
                                    Form 10-Q
                      Quarterly Period Ended March 31, 1998



                                      INDEX
                                      -----


                                                                                PAGE
                                                                                ----

PART I -  FINANCIAL INFORMATION

    A.   TRANSTAR HOLDINGS, L.P.
                  Consolidated Balance Sheet                                     3
                  Consolidated Statements of Income and Partners' Equity         4
                  Consolidated Statement of Cash Flows                           5
                  Notes to Consolidated Financial Statements                     6
                  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                         8


    B.   TRANSTAR, INC.
                  Consolidated Balance Sheet                                     9
                  Consolidated Statements of Income and Retained Earnings       10
                  Consolidated Statement of Cash Flows                          11
                  Notes to Consolidated Financial Statements                    12
                  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                        13

PART II -  OTHER INFORMATION                                                    15

SIGNATURE                                                                       16

PART I - FINANCIAL INFORMATION
------------------------------
   A.  TRANSTAR HOLDINGS, L.P.




                             TRANSTAR HOLDINGS, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                     March 31,     December 31,
                                                       1998           1997
                                                     ---------      ---------
                                                      (dollars in thousands)

    ASSETS
Current assets:
  Cash and cash equivalents                          $   1,210      $     260
Restricted cash                                         45,398         45,694
Investment in Transtar                                  25,368         23,825
Other assets                                             4,183          4,367
                                                     ---------      ---------
    Total assets                                     $  76,159      $  74,146
                                                     =========      =========

    LIABILITIES
Current liabilities:
  Accounts payable and other current liabilities     $     253      $     186
Long-term debt                                         174,959        169,330
                                                     ---------      ---------
    Total liabilities                                  175,212        169,516
   PARTNERS' EQUITY (DEFICIT)                          (99,053)       (95,370)
                                                     ---------      ---------
    Total liabilities and partners' equity           $  76,159      $  74,146
                                                     =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                     For the quarter ended
                                                           March 31,
                                                           ---------
                                                       1998         1997
                                                     -------      -------
                                                    (dollars in thousands)

Revenues                                             $     -      $     -
                                                     -------      -------
Operating expenses:
    Selling, general and administrative expenses          55          114
                                                     -------      -------
        Operating (loss)                                 (55)        (114)
Interest income                                          654          596
Interest and other financial expenses                 (5,813)      (5,130)
                                                     -------      -------
    (Loss) before equity in earnings of Transtar      (5,214)      (4,648)
Equity in earnings of Transtar                         2,319          935
                                                     -------      -------
    Net (loss)                                       $(2,895)     $(3,713)
                                                     =======      =======




                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)

Partners' equity (deficit), beginning of period     $(95,370)     $ (98,606)
Distribution to partners                                   -         (5,250)
Net (loss)                                            (2,895)        (3,713)
Other adjustments to partners' equity                   (788)             -
                                                    --------      ---------
Partners' equity (deficit), end of period           $(99,053)     $(107,569)
                                                    ========      =========





The accompanying notes are an integral part of these consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                  For the quarter ended
                                                                        March 31,
                                                                  --------------------
                                                                   1998         1997
                                                                 -------      ---------
                                                                 (dollars in thousands)

OPERATING ACTIVITIES:
Net (loss)                                                       $(2,895)     $(3,713)
Adjustments to reconcile to net cash used
 for operating activities:
  Amortization                                                         -           86
  Non-cash interest and other financial expenses                   5,813        5,130
  Non-cash interest income                                          (649)        (594)
  Equity in earnings of Transtar                                  (2,319)        (935)
  Changes in:
    Accounts payable                                                  67         (370)
    Other assets and liabilities                                     (12)           -
                                                                 -------      -------
        Net cash provided by (used for) operating activities           5         (396)
                                                                 -------      -------

INVESTING ACTIVITIES:
        Net cash provided by investing activities                      -            -
                                                                 -------      -------

FINANCING ACTIVITIES:
Distribution to partners                                               -       (5,250)
Withdrawal from restricted cash                                      945        5,550
                                                                 -------      -------
        Net cash provided by financing activities                    945          300
                                                                 -------      -------

Increase (decrease) in cash and cash equivalents                     950          (96)
Cash and cash equivalents at beginning of period                     260          386
                                                                 -------      -------
Cash and cash equivalents at end of period                       $ 1,210      $   290
                                                                 =======      =======




The accompanying notes are an integral part of these consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1998



NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations for the three month period ended March 31, 1998 have been included. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this quarterly report, reference should be made to the financial statements, schedules and notes contained in Transtar Holdings, L.P.'s (Holdings) Annual Report on Form 10-K for the year ended December 31, 1997. Transtar Capital Corporation (TCC), a subsidiary of Holdings, is a shell corporation which has nominal assets and no liabilities, operations or cash flows. Accordingly, the financial statements of TCC are not presented because they do not provide material information to investors.

NOTE 2: LONG-TERM DEBT:

On December 7, 1993, Holdings and TCC (Issuers) issued $218 million aggregate principal amount of 13.375% Senior Discount Notes due December 15, 2003 (Notes). The Notes are the joint and several obligations of the Issuers. An original issue discount of $118 million will be amortized over a six year period commencing December 15, 1993 and ending December 15, 1999. Interest will be payable semi-annually in arrears on June 15 and December 15 commencing on June 15, 2000. The Notes have a principal amount at maturity of $218 million. The carrying value represents the principal at maturity less the unamortized discount. The Notes are not guaranteed by Transtar, Inc. (Transtar) or any of its subsidiaries and are subordinated to all existing and future liabilities of the Issuers' subsidiaries. Interest expense attributable to the Notes was $5.6 million and $4.9 million in the first quarter of 1998 and 1997, respectively.

NOTE 3: RELATED PARTY TRANSACTIONS:

On October 27, 1997, Transtar declared a cash dividend in the amount of $625 per share on both its Class A Voting Common Stock (Voting Stock) and its Class B Nonvoting Common Stock (Nonvoting Stock) to holders of record of the stock on October 27, 1997. Holdings received $6.4 million on October 30, 1997, representing its 53% economic interest in the Transtar dividend. Pursuant to an Indenture Agreement relating to the issuance of the Notes (the Notes Indenture), the dividend payment was paid into an escrow account. On December 16, 1997, Transtar declared a cash dividend of $625 per share on both its Voting Stock and its Nonvoting Stock to holders of record of the stock on December 16, 1997. Holdings received $6.4 million on December 19, 1997, representing its 53% economic interest in the Transtar dividend. In accordance with the Notes Indenture, this dividend was paid into the escrow account.

In February 1998, in accordance with the Notes Indenture, Holdings offered to repurchase a portion of the Notes at an offer price equal to 101% of the accreted value of such Notes on the date of purchase. The offer to purchase the Notes was made by a notice to holders of the Notes and was held open for 20 business Days. No notes were tendered for repurchase. In March 1998, in accordance with the Notes Indenture and an agreement governing the escrow account, Holdings withdrew from the escrow account $0.7 million to distribute to its partners at a future date and $0.2 million to pay certain administrative expenses.

In February, 1997, in accordance with the Notes Indenture and related to certain dividends paid into the escrow account in 1996, Holdings offered to repurchase a portion of the Notes at an offer price equal to 101% of the accreted value of such Notes on the date of purchase. The offer to purchase the Notes was made by a notice to holders of the Notes and was

                             TRANSTAR HOLDINGS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED



held open for 20 business days. No Notes were tendered for repurchase. In March 1997, in accordance with the Notes Indenture and the agreement governing the escrow account, Holdings withdrew from the escrow account $5.3 million to distribute to its partners and $0.3 million to pay certain administrative expenses.

Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on the Notes, make a Restricted Payment (as defined by the Notes Indenture), purchase or optimally redeem Notes or to pay administrative expenses of Holdings. Interest earned on the escrow balance was $0.6 million in both the first quarter of 1998 and the first quarter of 1997.


NOTE 4: PARTNERS EQUITY

In the first quarter of 1998, Holdings recorded an adjustment to Partners Equity of $(0.8) million. This adjustment was recorded as a result of a change in ownership related to a Transtar purchase of treasury stock from its Management Stock Trusts.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Management's Discussion and Analysis of Financial Condition and Results of Operations includes an analysis of Holdings' equity investment in Transtar, Inc. (Transtar). Holdings is a Delaware limited partnership. It was originally formed in 1988 as Blackstone Transportation Partners L. P. (BTP) for the sole purpose of holding voting and nonvoting stock of Transtar. BTP was renamed Transtar Holdings, L. P. in November 1993. Holdings earnings are derived solely from its
53.0 percent economic interest in Transtar. The following discussion should be read in conjunction with Holdings' Consolidated Financial Statements and the notes related hereto included within this filing.


                         Transtar Holdings L.P. Results
                    For the Three Months ended March 31, 1998
                                 Compared to the
                        Three Months ended March 31, 1997


Overall
-------

Holdings recorded a net loss in the first quarter of 1998 of $2.9 million. This represents a $0.8 million improvement from the $3.7 million net loss recorded during the same period of 1997. Holdings' results include its equity investment in Transtar. For a discussion of results of operations of Transtar, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for Transtar, Inc.

Revenues and Expenses
---------------------

Holdings did not record any revenues in the first quarters of 1998 or 1997. Holdings' selling, general and administrative expenses of $0.1 million during the first three months of 1998 were slightly lower than those incurred during the first quarter of 1997. Both the equity earnings of Transtar and interest income improved from the first quarter of 1997 by $1.4 million and $0.1 million, respectively. Interest and other financial expense increased during the first quarter by $0.7 million to $5.8 million when compared to the similar period in the prior year.

Liquidity and Capital Resources
-------------------------------

During 1997, Transtar declared two cash dividends, each in the amount of $625 per share, on both its Class A Voting Common Stock and its Class B Nonvoting Common Stock. Holdings received dividends totaling $12.8 million, representing its 53 percent economic interest in the Transtar dividend. Pursuant to an Indenture Agreement relating to the issuance of the Notes (Notes Indenture), both dividends were deposited into an escrow account. In accordance with the Notes Indenture and an agreement governing the escrow account, during the first quarter of 1998 Holdings withdrew from the escrow account $0.7 million to make future distributions to its partners and $0.2 million to pay administrative expenses. In the first quarter of 1997, Holdings distributed $5.3 million to its partners and paid $0.3 million of administrative expenses from dividends received from Transtar in 1996.

In February of both 1998 and 1997, Holdings offered to repurchase a portion of its Senior Discount Notes at an offer price equal to 101 percent of the accreted value of such notes on the date of purchase. These offers to purchase the notes were made by a notice to holders of the Senior Discount Notes and were held open for 20 business days. No notes were tendered for repurchase. During the first quarter of 1998, Holdings earned $0.6 million in interest from the balance in the escrow account, similar to the first quarter of 1997.

The only business activity of Holdings is its investment in Transtar. Holdings does not require any additional liquidity or capital resources, other than for professional fees and certain other administrative expenses, until the first cash interest payment is due on the Notes on June 15, 2000.

B.  TRANSTAR, INC.

                                 TRANSTAR, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                   March 31,     December 31,
                                                      1998           1997
                                                  ----------     -----------
                                                    (dollars in thousands)

  ASSETS
Current assets:
  Cash and cash equivalents                        $  24,798      $  24,316
  Accounts receivable from related parties            14,449         16,274
  Accounts receivable from others                     49,334         56,459
  Other current assets                                16,913          9,726
                                                   ---------      ---------
    Total current assets                             105,494        106,775
Property, plant, and equipment,
  less accumulated depreciation                      379,974        384,118
Operating parts and supplies                          16,994         15,551
Other assets                                          16,513         15,548
                                                   ---------      ---------
    Total assets                                   $ 518,975      $ 521,992
                                                   =========      =========

  LIABILITIES
Current liabilities:
  Accounts payable                                 $  72,155      $  73,663
  Payroll and benefits payable                        38,295         38,456
  Accrued taxes                                        9,839         12,143
  Accrued interest                                     2,238          2,177
  Current portion of long-term debt                   61,466         68,464
  Other current liabilities                            4,960          1,096
                                                   ---------      ---------
    Total current liabilities                        188,953        195,999
Long-term debt less current portion                  128,749        128,766
Postretirement benefits other than pensions          107,473        106,270
Deferred credits and other liabilities                45,829         45,887
                                                   ---------      ---------
    Total liabilities                                471,004        476,922


  STOCKHOLDERS' EQUITY
Common stock                                           1,000          1,000
Paid-in capital                                       24,220         23,979
Retained earnings                                     30,906         26,538
Treasury stock                                        (8,155)        (6,447)
                                                   ---------      ---------
    Total stockholders' equity                        47,971         45,070
                                                   ---------      ---------
    Total liabilities and stockholders' equity     $ 518,975      $ 521,992
                                                   =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                                 TRANSTAR, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                      For the quarter ended
                                                           March 31,
                                                     ----------------------
                                                       1998          1997
                                                     --------      --------
                                                     (dollars in thousands)
Revenues from related parties                        $ 58,022      $ 53,225
Revenues from others                                   41,063        42,856
                                                     --------      --------
  Total revenues                                       99,085        96,081
                                                     --------      --------
Operating expenses (excluding items shown below)       78,567        79,327
Selling, general, and administrative expenses           2,909         2,620
Depreciation and amortization                           6,717         6,633
                                                     --------      --------
  Total operating expenses                             88,193        88,580
                                                     --------      --------
    Operating income                                   10,892         7,501
Other income                                              297           189
Interest income                                           247           133
Interest and other financial expenses                  (3,826)       (4,654)
                                                     --------      --------
  Income before income taxes                            7,610         3,169
Less provision for income taxes                         3,242         1,405
                                                     --------      --------
  Net income                                         $  4,368      $  1,764
                                                     ========      ========


                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                   (UNAUDITED)


Retained earnings (deficit), beginning of period     $26,538     $(17,822)
Net income                                             4,368        1,764
                                                     -------     --------
Retained earnings (deficit), end of period           $30,906     $(16,058)
                                                     =======     ========


The accompanying notes are an integral part of these consolidated financial statements.

                                 TRANSTAR, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                      For the quarter ended
                                                            March 31,
                                                    -----------------------
                                                       1998          1997
                                                    -----------    ---------
                                                     (dollars in thousands)
OPERATING ACTIVITIES:
Net income                                           $  4,368      $  1,764
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                          6,717         6,633
  Amortization                                            124           165
  Deferred taxes                                          359          (271)
  (Gain) on sale of assets                                (73)          (36)
Changes in other assets and liabilities                   (53)       (3,433)
                                                     --------      --------
    Net cash provided by operating activities          11,442         4,822
                                                     --------      --------

INVESTING ACTIVITIES:
Capital expenditures                                   (3,166)       (1,277)
Proceeds from the sale of assets                          778           (31)
                                                     --------      --------
    Net cash used for investing activities             (2,388)       (1,308)
                                                     --------      --------

FINANCING ACTIVITIES:
Repayment of debt                                      (7,015)      (10,054)
Payments to acquire Treasury Stock                     (1,557)            -
                                                     --------      --------
    Net cash used for financing activities             (8,572)      (10,054)
                                                     --------      --------

Increase (Decrease) in cash and cash equivalents          482        (6,540)
Cash and cash equivalents at beginning of period       24,316        24,691
                                                     --------      --------
Cash and cash equivalents at end of period           $ 24,798      $ 18,151
                                                     ========      ========



The accompanying notes are an integral part of these consolidated financial statements.

                                 TRANSTAR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1998



NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION:

Separate consolidated financial statements of Transtar are included in this 10-Q because Transtar is a majority owned subsidiary of Holdings which is not consolidated in the consolidated financial statements of Holdings. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations for the three month period ended March 31, 1998 have been included. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this quarterly report, reference should be made to the Transtar financial statements, schedules and notes contained in Holdings' Annual Report on Form 10-K for the year ended December 31, 1997.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



                             Transtar, Inc. Results
                    For the Three Months ended March 31, 1998
                                 Compared to the
                        Three Months ended March 31, 1997


Overall

Transtar is a transportation holding company composed of two business groups: the Railroad Group and the Marine Group. Transtar's net income for the quarter ending March 31, 1998 was $4.4 million, the best first quarter in Transtar's history and an increase of $2.6 million when compared with the same period of 1997. Operating income of $10.9 million recorded in the first quarter of 1998 was $3.4 million greater than the comparable period of 1997. Transtar's first quarter 1998 operating results were favorably affected by increased tonnage, reduced fuel costs and an improvement in car hire earnings.

Operating Revenues
------------------

Operating revenues totaled $99.1 million in the first quarter of 1998, an increase of $3.0 million over the first quarter of 1997. The operating revenue increase between these two periods was driven by the Railroad Group while Marine Group revenues were 13 percent behind last year's first quarter. The Railroad Group's improvement was achieved as a result of increased shipments of ore, coal, coke and steel and general merchandise. The Marine Group's operating revenue decrease from the first quarter of 1997 of $2.4 million was a result of tonnage advanced to the fourth quarter of 1997 because of favorable weather conditions during that period.

Operating Expenses
------------------

Transtar's operating expenses decreased $0.4 million during the first quarter of 1998, when compared to the same period of 1997. The Railroad Group's operating expenses increased by $0.7 million for the first quarter of 1998 to $65.9 million. These cost increases were driven by higher employment and maintenance expenses associated with increased business volumes, partially offset by reduced fuel prices and a 13 percent increase in car hire earnings (a contra to cost). The Marine Group's first quarter operating costs decreased by $1.1 million in 1998 to $22.3 million primarily as a result of lower maintenance expenses and reduced fuel prices among other items. These cost decreases were partially offset by increases in operating costs resulting from high water conditions on the Alabama river system during the first quarter of 1998.


Other Income, net
-----------------

Transtar's other income, net, improved by $1.1 million during the first quarter of 1998 when compared with the first three months of 1997. Interest expense recognized during the first quarter of 1998 was $3.8 million, or $0.8 million less than the same period in 1997. A reduction in interest expense was attributable to lower outstanding debt and slightly lower interest rates during the first quarter of 1998.

Provision for Income Taxes
--------------------------

Transtar's provision for income taxes increased $1.8 million during the first quarter of 1998, when compared to the same period of 1997, directly as a result of higher before tax earnings in 1998.

Liquidity and Capital Resources
-------------------------------

Transtar's cash and temporary investments were $24.8 million at March 31, 1998, or $6.6 million greater than at the end of the first quarter of 1997. Cash flow from operating activities during the three months ended March 31, 1998 was $11.4 million or $6.6 million more than was generated during the same period of 1997. Contributing to this improvement was a decrease in accounts receivable levels, which were $6.8 million lower than receivables at March 31, 1997. Gross capital expenditures were $3.2 million in the first quarter of 1998, an increase of $1.9 million from the same period of 1997. Proceeds from the disposition of assets were $0.8 million greater in the first quarter of 1998 than 1997.

During the first quarter of 1998, Transtar retired $7.0 million of debt compared to the $10.0 million retired during 1997's first three months. Since a December 7, 1993 refinancing, Transtar has retired $256.0 million of its long-term obligations. Only nominal letters of credit are currently outstanding against Transtar's $25.0 million Revolving Credit Facility.

Year 2000
---------

Transtar is committed to addressing the Year 2000 issue that could impact its existing computer and operating systems. A plan to identify and correct Year 2000 problems was completed in mid-1997, and an outside contractor was hired to progress the project during 1997 and 1998. Transtar expects to spend approximately $3.8 million to make the Company Year 2000 compliant. While Transtar management believes that it will succeed in its plan to make Transtar, a Year 2000 compliant company, there is no guarantee that it will be completely successful. Transtar's management believes it is too difficult to determine at this time the impact of partial non-compliance on the operating results of Transtar.

PART II -  OTHER INFORMATION


Item 1.  Legal Proceedings

Holdings and TCC had no reportable events of material pending legal proceedings other than ordinary routine litigation incidental to the business during the three month period ended March 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.  Financial Data Schedule

(b)  Reports on 8-K

     Holdings and TCC did not file any Current Reports on Form 8-K during the quarter ended March 31, 1998.

SIGNATURE
---------


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May 11, 1998




                                       TRANSTAR HOLDINGS, L.P.
                                       TRANSTAR CAPITAL CORPORATION



                                       By: /s/ HOWARD A. LIPSON
                                           -------------------------------
                                           Howard A. Lipson, Treasurer