Form 10-Q
period 1998-06-30
TRANSTAR HOLDINGS LP
filed 1998-08-14
CIK 916533

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1998

                                                    OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________________ to _______________

            Commission File Number __________________


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

                           Yes    X       No
                               ------        -------


--------------------------------------------------------------------------------

                             Transtar Holdings, L.P.
                          Transtar Capital Corporation
                                    Form 10-Q
                      Quarterly Period Ended June 30, 1998


                                      INDEX

                                                                                                                 PAGE
                                                                                                                 ----
PART I -  FINANCIAL INFORMATION

         A.       TRANSTAR HOLDINGS, L.P.
                           Consolidated Balance Sheet                                                               3
                           Consolidated Statements of Income and Partners' Equity                                   4
                           Consolidated Statement of Cash Flows                                                     5
                           Notes to Consolidated Financial Statements                                               6
                           Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                                   8
                           Quantitative and Qualitative Disclosures About Market Risk                               9

         B.       TRANSTAR, INC.
                           Consolidated Balance Sheet                                                              10
                           Consolidated Statements of Income and Retained Earnings                                 11
                           Consolidated Statement of Cash Flows                                                    12
                           Notes to Consolidated Financial Statements                                              13
                           Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                                  15
                           Quantitative and Qualitative Disclosures About Market Risk                              17

PART II -  OTHER INFORMATION                                                                                       18

SIGNATURE                                                                                                          19

PART I - FINANCIAL INFORMATION
   A.  TRANSTAR HOLDINGS, L.P.




                             TRANSTAR HOLDINGS, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                                                             June 30,                   December 31,
                                                               1998                         1997
                                                        ------------------           ------------------
                                                                   (dollars in thousands)
    ASSETS
Current assets:
  Cash and cash equivalents                                 $    279                     $    260
Restricted cash                                               46,024                       45,694
Investment in Transtar                                        37,005                       23,825
Other assets                                                   3,999                        4,367
                                                            --------                     --------
    Total assets                                            $ 87,307                     $ 74,146
                                                            ========                     ========

    LIABILITIES
Current liabilities:
  Accounts payable and other current liabilities            $    106                     $    186
Long-term debt                                               180,654                      169,330
                                                            --------                     --------
    Total liabilities                                        180,760                      169,516
   PARTNERS' EQUITY (DEFICIT)                                (93,453)                     (95,370)
                                                            --------                     --------
    Total liabilities and partners' equity                  $ 87,307                     $ 74,146
                                                            ========                     ========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)



                                                            Three months ended                 Six months ended
                                                                 June 30,                          June 30,
                                                                ----------                         ---------
                                                         1998              1997             1998             1997
                                                         ----              ----             ----             ----
                                                          (dollars in thousands)            (dollars in thousands)

Revenues                                                $     --         $     --         $     --         $     --
                                                        --------         --------         --------         --------
Operating expenses:
    Selling, general and administrative expenses              52              133              107              247
                                                        --------         --------         --------         --------
        Operating (loss)                                     (52)            (133)            (107)            (247)

Interest income                                              640              561            1,294            1,157
Interest and other financial expenses                     (5,880)          (6,009)         (11,693)         (11,139)
                                                        --------         --------         --------         --------
    (Loss) before equity in earnings of Transtar          (5,292)          (5,581)         (10,506)         (10,229)
Equity in earnings of Transtar                            11,637           11,055           13,956           11,990
                                                        --------         --------         --------         --------
    Net income                                          $  6,345         $  5,474         $  3,450         $  1,761
                                                        ========         ========         ========         ========





                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                                  (UNAUDITED)

Partners' equity (deficit), beginning of period        ($99,053)        ($107,569)        ($95,370)         ($98,606)
Distribution to partners                                   (745)               --             (745)           (5,250)
Net income                                                6,345             5,474            3,450             1,761
Other adjustments to partners' equity                        --              (171)            (788)             (171)
                                                       --------         ---------         --------         ---------
Partners' equity (deficit), end of period              ($93,453)        ($102,266)        ($93,453)        ($102,266)
                                                       ========         =========         ========         =========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)




                                                                     Six months ended
                                                                          June 30,
                                                             ------------------------------
                                                                1998                 1997
                                                                ----                 ----
                                                                   (dollars in thousands)
OPERATING ACTIVITIES:
Net income                                                   $  3,450             $  1,761
Adjustments to reconcile to net cash used
 for operating activities:
  Amortization                                                     --                  172
  Non-cash interest and other financial expenses               11,693               11,139
  Non-cash interest income                                     (1,274)              (1,152)
  Equity in earnings of Transtar                              (13,956)             (11,990)
  Changes in:
    Accounts payable                                              (80)                (363)
    Other assets and liabilities                                  (14)                  --
                                                             --------             --------
        Net cash used for operating activities                   (181)                (433)
                                                             --------             --------

INVESTING ACTIVITIES:
        Net cash provided by investing activities                  --                   --
                                                             --------             --------

FINANCING ACTIVITIES:
Distribution to partners                                         (745)              (5,250)
Withdrawal from restricted cash                                   945                5,550
                                                             --------             --------
        Net cash provided by financing activities                 200                  300
                                                             --------             --------

Increase (decrease) in cash and cash equivalents                   19                 (133)
Cash and cash equivalents at beginning of period                  260                  386
                                                             --------             --------
Cash and cash equivalents at end of period                   $    279             $    253
                                                             ========             ========




        The accompanying notes are an integral part of these consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1998



NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations for the three and six month periods ended June 30, 1998 have been included. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this quarterly report, reference should be made to the financial statements, schedules and notes contained in Transtar Holdings, L.P.'s (Holdings) Annual Report on Form 10-K for the year ended December 31, 1997. Transtar Capital Corporation (TCC), a subsidiary of Holdings, is a shell corporation which has nominal assets and no liabilities, operations or cash flows. Accordingly, the financial statements of TCC are not presented because they do not provide material information to investors.

NOTE 2: LONG-TERM DEBT:

On December 7, 1993, Holdings and TCC (Issuers) issued $218 million aggregate principal amount of 13.375% Senior Discount Notes due December 15, 2003 (Notes). The Notes are the joint and several obligations of the Issuers. An original issue discount of $118 million is being amortized over a six year period commencing December 15, 1993 and ending December 15, 1999. Interest will be payable semi-annually in arrears on June 15 and December 15 commencing on June 15, 2000. The Notes have a principal amount at maturity of $218 million. The carrying value represents the principal at maturity less the unamortized discount. The Notes are not guaranteed by Transtar, Inc. (Transtar) or any of its subsidiaries and are subordinated to all existing and future liabilities of the Issuers' subsidiaries. Interest expense attributable to the Notes was $11.3 million and $10.8 million in the first half of 1998 and 1997, respectively, and was $5.7 million and $5.8 million in the second quarter of 1998 and 1997, respectively.

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

In February 1998, in accordance with the Notes Indenture, Holdings offered to repurchase a portion of the Notes at an offer price equal to 101% of the accreted value of such Notes on the date of purchase. The offer to purchase the Notes was made by a notice to holders of the Notes and was held open for 20 business Days. No notes were tendered for repurchase. In March 1998, in accordance with the Notes Indenture and an agreement governing the escrow account, Holdings withdrew from the escrow account $0.7 million to distribute to its partners and $0.2 million to pay certain administrative expenses.

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

Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on the Notes, make a Restricted Payment (as defined by the Notes Indenture), purchase or optimally redeem Notes or to pay administrative expenses of Holdings. Interest earned on the escrow balance was $1.3 million and $1.2 million in the first half of 1998 and 1997, respectively, and was $0.6 million in the second quarter of both 1998 and 1997.


NOTE 4: PARTNERS EQUITY

In the first half of 1998, Holdings recorded an adjustment to Partners Equity of $(0.8) million. This adjustment was recorded as a result of a change in ownership related to a Transtar purchase of treasury stock from its Management Stock Trusts.

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


                            Transtar Holdings Results
                For the Three and Six Months ended June 30, 1998
                                Compared to the
                    Three and Six Months ended June 30, 1997


Overall

Holdings recorded net income for the second quarter and the first half of 1998 of $6.3 million and $3.5 million, respectively. This represents a $0.8 million and $1.7 million increase respectively from the $5.5 million and $1.8 million of net income recorded during the second quarter and the first half of 1997. Holdings' results reflect its equity investment in Transtar. For a discussion of results of operations of Transtar, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for Transtar, Inc.

Revenues and Expenses

Holdings did not record any revenues in either 1998 or 1997. Holdings' selling, general and administrative expenses were slightly lower than those incurred in both periods of 1997. Both the equity earnings of Transtar and interest income improved from 1997 levels, as equity earnings increased by $0.6 million and $2.0 million and interest income by $0.1 million in both the second quarter and first half of 1998, respectively. Interest and other financial expense decreased by $0.1 million during the second quarter of 1998 to $5.9 million and increased by $0.6 million in the first half to $11.7 million in 1998.

Liquidity and Capital Resources

During 1997, Transtar declared two cash dividends, each in the amount of $625 per share, on both its Class A Voting Common Stock and its Class B Nonvoting Common Stock. Holdings received dividends totaling $12.8 million, representing its 53 percent economic interest in the Transtar dividend. Pursuant to an Indenture Agreement relating to the issuance of the Notes (Notes Indenture), both dividends were deposited into an escrow account. In accordance with the Notes Indenture and an agreement governing the escrow account, during the first half of 1998 Holdings withdrew from the escrow account $0.7 million to distribute to its partners and $0.2 million to pay administrative expenses. In the first half of 1997, Holdings distributed $5.3 million to its partners and paid $0.3 million of administrative expenses from dividends received from Transtar in 1996.

In February of both 1998 and 1997, Holdings offered to repurchase a portion of its Senior Discount Notes at an offer price equal to 101% of the accreted value of such notes on the date of purchase. These offers to purchase the notes were made by a notice to holders of the Senior Discount Notes and were held open for 20 business days. No notes were tendered for repurchase. Holdings earned interest from the balance in the escrow account for the second quarter and the first half of 1998 of $0.6 million and $1.3 million, respectively.

The only business activity of Holdings is its investment in Transtar. Holdings does not require any additional liquidity or capital resources, other than for professional fees and certain other administrative expenses, until the first cash interest payment is due on the Notes on June 15, 2000.

Forward-looking Statements
--------------------------

Statements in this report that are not historical (including, but not limited to, statements regarding the future impact of the tentatively agreed upon Transportation Services Agreement) are forward-looking statements subject to risk and uncertainties that could cause actual results to differ materially. Such risk and uncertainties include fluctuations in economies worldwide, in general, and the industries which Transtar services, in particular, fluctuations in Transtars' customers' demand for transportation and related services, changes in relationships with key customers (including the loss of certain major customers), changes in variations in weather and climatic patterns, competitive pressure from other carriers, changes in governmental regulations, changes in terms from lenders, ability to retain key management and to reach agreement on labor issues, or other factors identified in the Company's 1997 Annual Report on Form 10-K or in this report.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

B.  TRANSTAR, INC.
                                TRANSTAR,  INC.
                          CONSOLIDATED  BALANCE  SHEET
                                  (UNAUDITED)


                                                          June 30,             December 31,
                                                            1998                  1997
                                                            ----                  ----
                                                               (dollars in thousands)
  ASSETS
Current assets:
  Cash and cash equivalents                               $  31,852             $  24,316
  Accounts receivable from related parties                   17,174                16,274
  Accounts receivable from others                            57,484                56,459
  Other current assets                                       14,442                 9,726
                                                          ---------             ---------
    Total current assets                                    120,952               106,775
Property, plant, and equipment,
  less accumulated depreciation                             379,387               384,118
Operating parts and supplies                                 16,771                15,551
Other assets                                                 16,970                15,548
                                                          ---------             ---------
    Total assets                                          $ 534,080             $ 521,992
                                                          =========             =========

  LIABILITIES
Current liabilities:
  Accounts payable                                        $  78,945             $  73,663
  Payroll and benefits payable                               41,687                38,456
  Accrued taxes                                              19,309                12,143
  Accrued interest                                            1,773                 2,177
  Current portion of long-term debt                          58,800                68,464
  Other current liabilities                                   3,868                 1,096
                                                          ---------             ---------
    Total current liabilities                               204,382               195,999
Long-term debt less current portion                         103,200               128,766
Postretirement benefits other than pensions                 108,757               106,270
Deferred credits and other liabilities                       47,865                45,887
                                                          ---------             ---------
    Total liabilities                                       464,204               476,922


  STOCKHOLDERS' EQUITY
Common stock                                                  1,000                 1,000
Paid-in capital                                              24,220                23,979
Retained earnings                                            52,811                26,538
Treasury stock                                               (8,155)               (6,447)
                                                          ---------             ---------
    Total stockholders' equity                               69,876                45,070
                                                          ---------             ---------
    Total liabilities and stockholders' equity            $ 534,080             $ 521,992
                                                          =========             =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 TRANSTAR, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)



                                                               Three months ended                    Six months ended
                                                                    June 30,                             June 30,
                                                        --------------------------------     ---------------------------------
                                                            1998               1997               1998               1997
                                                            ----               ----               ----               ----
                                                             (dollars in thousands)                 (dollars in thousands)
Revenues from related parties                                $ 80,406           $ 85,558           $138,428           $135,313
Revenues from others                                           61,421             56,992            102,484            103,318
                                                        -------------      -------------     --------------      -------------
  Total revenues                                              141,827            142,550            240,912            238,631
                                                        -------------      -------------     --------------      -------------
Operating expenses (excluding items shown below)               95,518             96,005            174,085            175,332
Selling, general, and administrative expenses                   2,829              2,598              5,738              5,218
Depreciation and amortization                                   6,671              6,741             13,388             13,374
                                                        -------------      -------------     --------------      -------------
  Total operating expenses                                    105,018            105,344            193,211            193,924
                                                        -------------      -------------     --------------      -------------
    Operating income                                           36,809             37,206             47,701             44,707
Other income                                                    1,082                675              1,379                864
Interest income                                                   793                276              1,040                409
Interest and other financial expenses                          (3,424)            (4,657)            (7,250)            (9,311)
                                                        -------------      -------------     --------------      -------------
  Income before income taxes                                   35,260             33,500             42,870             36,669
Less provision for income taxes                                13,355             12,635             16,597             14,040
                                                        -------------      -------------     --------------      -------------
  Net income                                                 $ 21,905           $ 20,865           $ 26,273           $ 22,629
                                                        =============      =============     ==============      =============


                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                   (UNAUDITED)


Retained earnings (deficit), beginning of period              $30,906           ($16,058)           $26,538          ($ 17,822)
Net income                                                     21,905             20,865             26,273             22,629
                                                        -------------      -------------     --------------      -------------
Retained earnings end of period                               $52,811            $ 4,807            $52,811           $  4,807
                                                        =============      =============     ==============      =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 TRANSTAR, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)




                                                                  Six months ended
                                                                      June 30,
                                                            -----------------------------
                                                              1998                 1997
                                                              ----                 ----
                                                                (dollars in thousands)
OPERATING ACTIVITIES:
Net income                                                  $ 26,273             $ 22,629
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                                13,388               13,374
  Amortization                                                   248                  332
  Deferred taxes                                               1,922                1,070
  (Gain) on sale of assets                                      (859)                (252)
Changes in other assets and liabilities                       11,719                7,232
                                                            --------             --------
    Net cash provided by operating activities                 52,691               44,385
                                                            --------             --------

INVESTING ACTIVITIES:
Capital expenditures                                         (12,676)              (6,434)
Proceeds from the sale of assets                               3,078                  622
                                                            --------             --------
    Net cash used for investing activities                    (9,598)              (5,812)
                                                            --------             --------

FINANCING ACTIVITIES:
Repayment of debt                                            (34,000)             (36,003)
Payments to acquire Treasury Stock                            (1,557)                (325)
                                                            --------             --------
    Net cash used for financing activities                   (35,557)             (36,328)
                                                            --------             --------

Increase in cash and cash equivalents                          7,536                2,245
Cash and cash equivalents at beginning of period              24,316               24,691
                                                            --------             --------
Cash and cash equivalents at end of period                  $ 31,852             $ 26,936
                                                            ========             ========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 TRANSTAR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1998




NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION:

Separate consolidated financial statements of Transtar are included in this 10-Q because Transtar is a majority owned subsidiary of Holdings which is not consolidated in the consolidated financial statements of Holdings. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations for the three and six month periods ended June 30, 1998 have been included. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this quarterly report, reference should be made to the Transtar financial statements, schedules and notes contained in Holdings' Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2: RELATED-PARTY TRANSACTIONS:

Transtar's current Transportation Services Agreements provide Transtar with certain rights including: (i) sole serving rail carrier status at USX's Minntac, Gary, Fairfield and Mon Valley facilities as well as USS/Kobe's Lorain facility;
(ii) sole rights to perform specified USX in-plant switching services; (iii) sole serving Great Lakes Fleet bulk commodity carrier status for USX, including USS/Kobe; and (iv) primary inland barge operator status for the water transport of USX's commodities originating at or destined for Birmingham, Alabama. With respect to the services referred to in clause (i) above, the Transportation Service Agreements provide that such services will continue indefinitely as long as a non-Transtar rail carrier has not obtained access to the USX facility being served; with respect to the services referred to in clause (ii) above, the agreements are exclusive through 1998 and provide that such services will continue indefinitely so long as USX has not purchased from Transtar or otherwise obtained the Transtar track on which such services are provided; with respect to the services referred to in clause (iii) above, the agreements provide that such services will continue for a term ending on March 15,1999 for USS/Kobe and March 15, 2000 for the other USX facilities, which terms will be automatically renewed for successive one-year periods unless either USX or Transtar has given the other at least three years prior written notice of termination; with respect to the services described in clause (iv) above, the agreements provide that such services will generally continue until December 28, 1998.

With respect to the services referred to in clause (iii) above, USS/Kobe Steel Company, on March 14, 1996, provided written notice to terminate on March 15, 1999, the end of their primary term. With respect to the services referred to in clause (iii) above, USX on February 12, 1997 provided written notice of their intent to terminate effective March 15, 2000.

With respect to the services referred to in clause (ii) above, USS/Kobe Steel Company, on December 21, 1997, solicited bids from parties interested in providing in-plant switching services at their Lorain, Ohio facility effective December 29, 1998. USS/Kobe has not purchased or otherwise obtained any Transtar track at this facility. In-plant switching services provided by parties other than Transtar would be performed on tracks currently owned by USS/Kobe. On February 19, 1998, the Lake Terminal Railroad Company (a Transtar subsidiary) submitted a bid to continue providing these services. Transtar has since been advised that the Lake Terminal Railroad was not the successful bidder. As a result, Transtar will experience an annual decrease of approximately $7.7 million in revenue and approximately $1.0 million in income before income taxes.

                                 TRANSTAR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1998




Transtar has been negotiating with USX to replace the existing agreements, except as they apply to rail and rail related services at USS/Kobe Steel's Lorain facility, with new agreements. With respect to the services referred to in clause (i) through (iv) above, and with the exception of the rail and rail related services provided at USS/Kobe Steel, Transtar on June 30, 1998 reached agreement in principle with USX on new Transportation Service Agreements. The new agreements are subject to approval by the lending institutions who participate in Transtar's Credit Agreement and the final approval of both USX and Transtar. There can be no assurance that agreements will be obtained. If approved, the new agreements will be effective July 1, 1998 and will extend through December 31, 2004 for the services referred to in clauses (i), (ii) and
(iv) above, with the exception of rail and rail related services at USS/Kobe Steel, and will extend through March 15, 2005 for the services referred to in clause (iii) above. Under the terms of the new agreements, USX will be entitled to a refund of approximately $6.3 million (with an equal reduction in Transtar's operating income) for services already provided in 1998. With the exception of rail and rail related services at USS/Kobe Steel, the new agreements cover all of the services currently provided by Transtar, except that a third party may provide transportation services for: a maximum of six hundred thousand gross tons of iron ore pellets destined for USS/Kobe Steel in 1998; a maximum per year of ten percent of tonnage via the Great Lakes from January 1, 1999 through December 31, 2002, and a maximum per year of fifteen percent of tonnage via the Great Lakes from January 1, 2003 through March 15, 2005; a maximum per year of ten percent of imported iron ore and coke destined for USX's Fairfield, Alabama facility; a maximum per year of ten percent of export coal originating at US Steel's Concorde Preparation Plant, and a maximum per year of ten percent of coal via barge originating at US Steel's Concorde Preparation Plant; and a maximum per year of forty percent of blast furnace burden destined for USX's Edgar Thomson facility in the Mon Valley. The agreements also provide for certain price concessions and market based price changes. It is anticipated that the price concessions at current volume levels will decrease annual revenues and operating income by approximately $17 million per year during the term of the agreements.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



                                Transtar Results
                For the Three and Six Months ended June 30, 1998
                                 Compared to the
                    Three and Six Months ended June 30, 1997


Overall

Transtar is a transportation holding company composed of two business groups: the Railroad Group and the Marine Group. Transtar's net income for the quarter ending June 30, 1998 totaled $21.9 million, or an increase of $1.0 million compared with the same period of 1997. Operating income of $36.8 million recorded for the second quarter of 1998 was $0.4 million less than the comparable period of 1997. Net income for the six months ended June 30, 1998 was $26.3 million, a $3.6 million increase from the first half of 1997. Operating income of $47.7 million during the first half of 1998 was $3.0 million greater than the same period of 1997. The second quarter and six months operating results were influenced by reduced operating revenues resulting from tentatively agreed to Transportation Service Agreements with USX (see Transportation Service Agreements), offset by lower fuel prices in 1998, and the impact in 1997 of a limited early retirement program.

Operating Revenues

Operating revenues totaled $141.8 million for the second quarter of 1998, or a decrease of $0.7 million from the second quarter of 1997. During the first six months of 1998, Transtar's operating revenues were $240.9 million, reflecting an improvement of $2.3 million over the same period of 1997. The first half revenue increase was driven by the Railroad Group, while Marine Group revenues were 7 percent behind last year's first half. The Railroad Group's improvement was achieved as a result of increased traffic volumes involving all commodities. Railroad Group revenues in the second quarter of 1998 were $2.2 million greater than the $97.3 million earned in the same period last year, inclusive of the recognition of reduced revenues due to the acknowledgment of the tentative transportation agreements with USX. These improvements were the result of: mild weather and solid production at Minnesota taconite plants helping to increase pellet ore shipments; additional coal movements to electric utility companies; additional semi-finished steel shipments to steel finishing facilities; and increased demurrage revenues. Marine Group revenues declined by $2.3 million in the second quarter of 1998 when compared with the same period of 1997. Revenues for the first half of 1998 decreased $4.7 million from the levels earned in the first half of 1997. This decrease is attributable to lake tonnage advancing to the fourth quarter of 1997 because of favorable weather conditions during that period, coupled with reduced tonnage moved on the inland waterway system, and the recognition of the tentatively agreed to Transportation Service Agreements with USX.


Operating Expenses

Transtar's operating expenses decreased $0.3 million and $0.7 million respectively during the second quarter and the first half of 1998, when compared to the same periods of 1997. The Railroad Group's second quarter 1998 expenses increased by $0.7 million over the $72.9 million incurred for the same period of 1997, while increasing $1.6 million during the first six months of 1998 to $142.5 million. These cost increases are a result of higher employment and maintenance expenses associated with increased volumes of traffic handled, partially offset by reduced fuel prices, a 15 percent increase in car hire earnings (a contra to cost), and the absence of expenses associated with the limited early retirement program recognized in 1997. Marine Group operating expenses totaled $35.3 million and $57.6 million during the second quarter and the first half of 1998, decreases of $0.3 million and $1.4 million, respectively. These cost reductions were driven by reduced fuel prices, lower operating costs on inland waterways due to reduced tonnage, and favorable personal property and sales tax adjustments recorded in 1998.

Other Income, net

Transtar's other income, net, improved by $2.2 million and $3.2 million, respectively during the second quarter and the first half of 1998, when compared to the same periods of 1997. Interest expense recognized in the first half of 1998 was $7.3 million, or $2.1 million less than the same period of 1997. This reduction in interest expense was attributed to lower outstanding debt.

Provision for Income Taxes

Transtar's provision for income taxes increased $0.7 million during the second quarter of 1998 and $2.6 million in the first half, when compared to the same periods of 1997, directly as a result of higher before tax earnings in 1998.

Liquidity and Capital Resources

Transtar's cash and temporary investments were $31.9 million at June 30, 1998, or $7.5 million greater than the balance at the end of 1997, and $4.9 million greater than the balance at June 30, 1997. Cash flow from operating activities during the six months ended June 30, 1998 amounted to $52.7 million, or $8.2 million greater than the comparable period of 1997. Cash flow used for investing activities during the first half of 1998 totaled $9.6 million, or $3.8 million more than was utilized during the same period of 1997. Gross capital expenditures, amounted to $12.7 million for the first six months of 1998, an increase of $6.2 million versus the same period of 1997. Proceeds from the sale of property amounted to $3.1 million during the first half of 1998 versus the $0.6 million that was generated in the comparable period of 1997.

For the first six months of 1998, Transtar retired $34.0 million of Term Loan obligation, versus the $36.0 million Term Loan retirement in the same period of 1997. Since its December 7, 1993 refinancing, Transtar has retired $283.0 million of its long-term obligations. Only nominal letters of credit are currently outstanding against Transtar's $25.0 million Revolving Credit Facility.

Year 2000

Transtar is committed to addressing the Year 2000 issue that could impact its existing computer and operating systems. A plan to identify and correct Year 2000 problems was completed in mid-1997, and outside contractors were hired to assist in the implementation of the plan during 1997 and 1998. Transtar expects to spend approximately $3.4 million to make the Company Year 2000 ready. While Transtar management believes that it will succeed in its plan to make Transtar, a Year 2000 ready company, there is no guarantee that it will be completely successful. Transtar's management has not yet quantified the impact of partial non-compliance on the operating results of Transtar.

Transportation Service Agreements

On June 30, 1998, Transtar reached agreement in principle with USX on new Transportation Service Agreements. The new Agreements are subject to approval by the lending institutions who participate in Transtar's Credit Agreement, and the final approval of both USX and Transtar. There can be no assurance that agreements will be obtained. These agreements which extend through December 31, 2004, ensures Transtar's position as a participant at all the US Steel and US Steel Mining facilities it presently services, with the exception of rail and rail related services at USS/Kobe Steel. Third parties will be able to handle selected movements (See Note 2). The new Transportation Service Agreements rate reductions, including a $6.25 million revenue refund recorded in June 1998, are anticipated to reduce Transtar's operating revenues and operating income by approximately $15.2 million in 1998 and $17 million per year in future years.

USS/Kobe Steel Mills

Since 1895, the Lake Terminal Railroad has performed intra-plant switching of hot metal and other steel products within the USS/Kobe Steel mill, maintained the rail line that operates inside and around this facility, and provided maintenance services to USS/Kobe's freight car and locomotive fleet. In late 1997, USS/Kobe put these services out for competitive bid. Transtar was not the successful bidder to continue to be the sole provider of all rail and rail related transportation services for the USS/Kobe steel mill located at Lorain, Ohio. After December 28, 1998 Transtar's subsidiary, the Lake Terminal Railroad, will only provide interchange service with linehaul carriers to and from this facility. As a result, Transtar will experience an annual decrease of approximately $7.7 million in revenue and approximately $1.0 million in income before income taxes.

Forward-looking Statements
--------------------------

Statements in this report that are not historical (including, but not limited to, statements regarding the future impact of the tentatively agreed upon Transportation Services Agreement) are forward-looking statements subject to risk and uncertainties that could cause actual results to differ materially. Such risk and uncertainties include fluctuations in economies worldwide, in general, and the industries which Transtar services, in particular, fluctuations in Transtars' customers' demand for transportation and related services, changes in relationships with key customers (including the loss of certain major customers), changes in variations in weather and climatic patterns, competitive pressure from other carriers, changes in governmental regulations, changes in terms from lenders, ability to retain key management and to reach agreement on labor issues, or other factors identified in the Company's 1997 Annual Report on Form 10-K or in this report.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II -  OTHER INFORMATION


Item 1.  Legal Proceedings

Holdings and TCC had no reportable events of material pending legal proceedings other than ordinary routine litigation incidental to the business during the six month period ended June 30, 1998.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.  Financial Data Schedule

(b)  Reports on 8-K

     Holdings and TCC did not file any Current Reports on Form 8-K during the quarter ended June 30, 1998.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   August 14, 1998




                             TRANSTAR HOLDINGS, L.P.
                             TRANSTAR CAPITAL CORPORATION



                             By:   /s/HOWARD A. LIPSON
                                   -----------------------------
                                    Howard A. Lipson, Treasurer