Form 10-Q
period 1998-09-30
TRANSTAR HOLDINGS LP
filed 1998-11-12
CIK 916533

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from____________ to ____________

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

                             Transtar Holdings, L.P.
                          Transtar Capital Corporation
                                    Form 10-Q
                    Quarterly Period Ended September 30, 1998


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

PART I - FINANCIAL INFORMATION
   A.  TRANSTAR HOLDINGS, L.P.




                             TRANSTAR HOLDINGS, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                   September 30,   December 31,
                                                        1998          1997
                                                     ---------      ---------
                                                      (dollars in thousands)
    ASSETS
Current assets:
  Cash and cash equivalents                          $     283      $     260
Restricted cash                                         46,694         45,694
Investment in Transtar                                  48,148         23,825
Other assets                                             3,813          4,367
                                                     ---------      ---------
    Total assets                                     $  98,938      $  74,146
                                                     =========      =========

    LIABILITIES
Current liabilities:
  Accounts payable and other current liabilities     $     151      $     186
Long-term debt                                         186,659        169,330
                                                     ---------      ---------
    Total liabilities                                  186,810        169,516
   PARTNERS' EQUITY (DEFICIT)                          (87,872)       (95,370)
                                                     ---------      ---------
    Total liabilities and partners' equity           $  98,938      $  74,146
                                                     =========      =========




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)



                                                                       Three months ended                 Nine months ended
                                                                           September 30,                    September 30,
                                                                     --------------------------         -------------------------
                                                                       1998             1997              1998             1997
                                                                     --------         ---------         --------         --------
                                                                      (dollars in thousands)             (dollars in thousands)

Revenues                                                             $     --         $      --         $     --         $     --
                                                                     --------         ---------         --------         --------
Operating expenses:
    Selling, general and administrative expenses                           47                98              154              345
                                                                     --------         ---------         --------         --------
        Operating (loss)                                                  (47)              (98)            (154)            (345)
Interest income                                                           673               576            1,967            1,733
Interest and other financial expenses                                  (6,190)           (5,460)         (17,883)         (16,599)
                                                                     --------         ---------         --------         --------
    (Loss) before equity in earnings of Transtar                       (5,564)           (4,982)         (16,070)         (15,211)
Equity in earnings of Transtar                                         11,145            13,461           25,101           25,451
                                                                     --------         ---------         --------         --------
    Net income                                                       $  5,581         $   8,479         $  9,031         $ 10,240
                                                                     ========         =========         ========         ========




                                                        CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                                                                      (UNAUDITED)

Partners' equity (deficit), beginning of period                      ($93,453)        ($102,266)        ($95,370)        ($98,606)
Distribution to partners                                                   --                --             (745)          (5,250)
Net income                                                              5,581             8,479            9,031           10,240
Other adjustments to partners' equity                                      --                --             (788)            (171)
                                                                     --------         ---------         --------         --------
Partners' equity (deficit), end of period                            ($87,872)        ($ 93,787)        ($87,872)        ($93,787)
                                                                     ========         =========         ========         ========





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                            Nine months ended
                                                              September 30,
                                                         -------------------------
                                                           1998             1997
                                                         --------         --------
                                                          (dollars in thousands)

OPERATING ACTIVITIES:
Net income                                               $  9,031         $ 10,240
Adjustments to reconcile to net cash used
 for operating activities:
  Amortization                                                 --              258
  Non-cash interest and other financial expenses           17,883           16,599
  Non-cash interest income                                 (1,944)          (1,725)
  Equity in earnings of Transtar                          (25,101)         (25,451)
  Changes in:
    Accounts payable                                          (35)            (351)
    Other assets and liabilities                              (11)              --
                                                         --------         --------
        Net cash used for operating activities               (177)            (430)
                                                         --------         --------

INVESTING ACTIVITIES:
        Net cash provided by investing activities              --               --
                                                         --------         --------

FINANCING ACTIVITIES:
Distribution to partners                                     (745)          (5,250)
Withdrawal from restricted cash                               945            5,550
                                                         --------         --------
        Net cash provided by financing activities             200              300
                                                         --------         --------

Increase (decrease) in cash and cash equivalents               23             (130)
Cash and cash equivalents at beginning of period              260              386
                                                         --------         --------
Cash and cash equivalents at end of period               $    283         $    256
                                                         ========         ========




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998

NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations for the three and nine month periods ended September 30, 1998 have been included. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this quarterly report, reference should be made to the financial statements, schedules and notes contained in Transtar Holdings, L.P.'s (Holdings) Annual Report on Form 10-K for the year ended December 31, 1997. Transtar Capital Corporation (TCC), a subsidiary of Holdings, is a shell corporation which has nominal assets and no liabilities, operations or cash flows. Accordingly, the financial statements of TCC are not presented because they do not provide material information to investors.

NOTE 2: LONG-TERM DEBT:

On December 7, 1993, Holdings and TCC (Issuers) issued $218 million aggregate principal amount of 13.375% Senior Discount Notes due December 15, 2003 (Notes). The Notes are the joint and several obligations of the Issuers. An original issue discount of $118 million is being amortized over a six year period commencing December 15, 1993 and ending December 15, 1999. Interest will be payable semi-annually in arrears on June 15 and December 15 commencing on June 15, 2000. The Notes have a principal amount at maturity of $218 million. The carrying value represents the principal at maturity less the unamortized discount. The Notes are not guaranteed by Transtar, Inc. (Transtar) or any of its subsidiaries and are subordinated to all existing and future liabilities of the Issuers' subsidiaries. Interest expense attributable to the Notes was $17.3 million and $16.0 million in the first nine months of 1998 and 1997, respectively, and was $6.0 million and $5.3 million in the third quarter of 1998 and 1997, respectively.

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

Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on the Notes, make a Restricted Payment (as defined by the Notes Indenture), purchase or optimally redeem Notes or to pay administrative expenses of Holdings. Interest earned on the escrow balance was $1.9 million and $1.7 million in the first nine months of 1998 and 1997, respectively, and was $0.7 million and $0.6 million in the third quarter of 1998 and 1997, respectively.


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

                            Transtar Holdings Results
             For the Three and Nine Months ended September 30, 1998
                                 Compared to the
                 Three and Nine Months ended September 30, 1997

Overall

Holdings recorded net income for the third quarter and the first nine months of 1998 of $5.6 million and $9.0 million, respectively. This represents a $2.9 million and $1.2 million decrease respectively from the $8.5 million and $10.2 million of net income recorded during the third quarter and the first nine months of 1997. Holdings' results reflect its equity investment in Transtar. For a discussion of results of operations of Transtar, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for Transtar, Inc.

Revenues and Expenses

Holdings did not record any revenues in either 1998 or 1997. Holdings' selling, general and administrative expenses for the third quarter and first nine months of 1998 were slightly lower than those incurred in both periods of 1997. There were minor increases in interest income when compared to both periods of 1997. Equity earnings of Transtar showed a modest decline in the first nine months of 1998 to $25.1 million or $0.4 million lower than the similar period of 1997. Third quarter equity earnings of Transtar decreased $2.3 million to $11.1 million versus the same period in 1997. Interest and other financial expense increased by $0.7 million during the third quarter of 1998 to $6.2 million and increased by $1.3 million in the first nine months of 1998 to $17.9 million.

Liquidity and Capital Resources

During 1997, Transtar declared two cash dividends, each in the amount of $625 per share, on both its Class A Voting Common Stock and its Class B Nonvoting Common Stock. Holdings received dividends totaling $12.8 million, representing its 53 percent economic interest in the Transtar dividend. Pursuant to an Indenture relating to the issuance of the Notes (Notes Indenture), both dividends were deposited into an escrow account. In accordance with the Notes Indenture and an agreement governing the escrow account, during the first half of 1998 Holdings withdrew from the escrow account $0.7 million to distribute to its partners and $0.2 million to pay administrative expenses. In the first half of 1997, Holdings distributed $5.3 million to its partners and paid $0.3 million of administrative expenses from the escrow account. No further withdrawal or distributions were made in the third quarter of either year.

In February of both 1998 and 1997, Holdings offered to repurchase a portion of its Senior Discount Notes at an offer price equal to 101% of the accreted value of such notes on the date of purchase. These offers to purchase the notes were made by a notice to holders of the Senior Discount Notes and were held open for 20 business days. No notes were tendered for repurchase. Holdings interest income from the balance in the escrow account increased by $0.1 million during the third quarter of 1998 to $0.7 million and increased by $0.2 million in the first nine months of 1998 to $2.0 million.

The only business activity of Holdings is its investment in Transtar. Holdings does not require any additional liquidity or capital resources, other than for professional fees and certain other administrative expenses, until the first cash interest payment is due on the Notes on June 15, 2000.

Forward-looking Statements

Statements in this report that are not historical (including, but not limited to, statements regarding the future impact of the tentatively agreed upon Transportation Services Agreement) are forward-looking statements subject to risk and uncertainties that could cause actual results to differ materially. Such risk and uncertainties include fluctuations in economies worldwide, in general, and the industries which Transtar serves, in particular, fluctuations in Transtar's customers' demand for transportation and related services, changes in relationships with key customers (including the loss of certain major customers), changes in variations in weather and climatic patterns, competitive pressure from other carriers, changes in governmental regulations, changes in terms from lenders, ability to retain key management and to reach agreement on labor issues, or other factors identified in the Company's 1997 Annual Report on Form 10-K or in this report.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

B.  TRANSTAR, INC.
                                 TRANSTAR, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                     September 30,     December 31,
                                                         1998              1997
                                                     -------------     ------------
                                                        (dollars in thousands)

  ASSETS
Current assets:
  Cash and cash equivalents                           $  20,755         $  24,316
  Accounts receivable from related parties               19,731            16,274
  Accounts receivable from others                        56,669            56,459
  Other current assets                                   12,848             9,726
                                                      ---------         ---------
    Total current assets                                110,003           106,775
Property, plant, and equipment,
  less accumulated depreciation                         379,989           384,118
Operating parts and supplies                             16,248            15,551
Other assets                                             19,564            15,548
                                                      ---------         ---------
    Total assets                                      $ 525,804         $ 521,992
                                                      =========         =========

  LIABILITIES
Current liabilities:
  Accounts payable                                    $  73,351         $  73,663
  Payroll and benefits payable                           40,992            38,456
  Accrued taxes                                          12,346            12,143
  Accrued interest                                        1,634             2,177
  Current portion of long-term debt                      39,800            68,464
  Other current liabilities                               3,305             1,096
                                                      ---------         ---------
    Total current liabilities                           171,428           195,999
Long-term debt less current portion                     103,200           128,766
Postretirement benefits other than pensions             109,735           106,270
Deferred credits and other liabilities                   50,590            45,887
                                                      ---------         ---------
    Total liabilities                                   434,953           476,922


  STOCKHOLDERS' EQUITY
Common stock                                              1,000             1,000
Paid-in capital                                          24,220            23,979
Retained earnings                                        73,786            26,538
Treasury stock                                           (8,155)           (6,447)
                                                      ---------         ---------
    Total stockholders' equity                           90,851            45,070
                                                      ---------         ---------
    Total liabilities and stockholders' equity        $ 525,804         $ 521,992
                                                      =========         =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 TRANSTAR, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                           Three months ended                   Nine months ended
                                                               September 30,                       September 30,
                                                        -----------------------------     -------------------------------
                                                           1998              1997             1998              1997
                                                           ----              ----             ----              ----
                                                           (dollars in thousands)             (dollars in thousands)

Revenues from related parties                           $  79,784         $  87,282         $ 218,212         $ 222,595
Revenues from others                                       59,420            57,846           161,904           161,164
                                                        ---------         ---------         ---------         ---------
  Total revenues                                          139,204           145,128           380,116           383,759
                                                        ---------         ---------         ---------         ---------
Operating expenses (excluding items shown below)           93,596            91,416           267,681           266,748
Selling, general, and administrative expenses               3,534             3,627             9,272             8,845
Depreciation and amortization                               6,313             6,622            19,701            19,996
                                                        ---------         ---------         ---------         ---------
  Total operating expenses                                103,443           101,665           296,654           295,589
                                                        ---------         ---------         ---------         ---------
    Operating income                                       35,761            43,463            83,462            88,170
Other income                                                  661             1,034             2,040             1,898
Interest income                                               296               286             1,336               695
Interest and other financial expenses                      (2,985)           (4,119)          (10,235)          (13,430)
                                                        ---------         ---------         ---------         ---------
  Income before income taxes                               33,733            40,664            76,603            77,333
Less provision for income taxes                            12,758            15,261            29,355            29,301
                                                        ---------         ---------         ---------         ---------
  Net income                                            $  20,975         $  25,403         $  47,248         $  48,032
                                                        =========         =========         =========         =========


                                           CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                                         (UNAUDITED)


Retained earnings (deficit), beginning of period        $  52,811         $   4,807         $  26,538         ($ 17,822)
Net income                                                 20,975            25,403            47,248            48,032
                                                        ---------         ---------         ---------         ---------
Retained earnings end of period                         $  73,786         $  30,210         $  73,786         $  30,210
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

                                 TRANSTAR, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                           Nine months ended
                                                             September 30,
                                                        -------------------------
                                                          1998            1997
                                                          ----            ----
                                                         (dollars in thousands)
OPERATING ACTIVITIES:
Net income                                              $ 47,248         $ 48,032
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                            19,701           19,996
  Amortization                                               371              497
  Deferred taxes                                           3,673            4,810
  (Gain) on sale of assets                                  (879)            (903)
Changes in other assets and liabilities                   (1,692)           1,942
                                                        --------         --------
    Net cash provided by operating activities             68,422           74,374
                                                        --------         --------

INVESTING ACTIVITIES:
Capital expenditures                                     (21,050)         (14,346)
Proceeds from the sale of assets                           3,624            1,799
                                                        --------         --------
    Net cash used for investing activities               (17,426)         (12,547)
                                                        --------         --------

FINANCING ACTIVITIES:
Repayment of debt                                        (53,000)         (62,003)
Payments to acquire Treasury Stock                        (1,557)            (325)
                                                        --------         --------
    Net cash used for financing activities               (54,557)         (62,328)
                                                        --------         --------

Decrease in cash and cash equivalents                     (3,561)            (501)
Cash and cash equivalents at beginning of period          24,316           24,691
                                                        --------         --------
Cash and cash equivalents at end of period              $ 20,755         $ 24,190
                                                        ========         ========






                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 TRANSTAR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998



NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION:

Separate consolidated financial statements of Transtar are included in this 10-Q because Transtar is a majority owned subsidiary of Holdings which is not consolidated in the consolidated financial statements of Holdings. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations for the three and nine month periods ended September 30, 1998 have been included. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this quarterly report, reference should be made to the Transtar financial statements, schedules and notes contained in Holdings' Annual Report on Form 10-K for the year ended December 31, 1997.

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

                                 TRANSTAR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998



Transtar has been negotiating with USX and USS/Kobe Steel to replace the existing Transportation Services Agreements with new agreements. With respect to the services referred to in clause (i) through (iv) above, and with the exception of the rail and rail related services provided at USS/Kobe Steel, Transtar on June 30, 1998 reached agreement in principle with USX on new Transportation Service Agreements. The new agreements are subject to approval by the lending institutions who participate in Transtar's Credit Agreement and the final approval of both USX and Transtar. There can be no assurance that agreements will be obtained. If approved, the new agreements will be effective July 1, 1998 and will extend through December 31, 2004 for the services referred to in clauses (i), (ii) and (iv) above, with the exception of rail and rail related services at USS/Kobe Steel, and will extend through March 15, 2005 for the services referred to in clause (iii) above. Under the terms of the new agreements, USX will be entitled to a refund of approximately $6.3 million (with an equal reduction in Transtar's operating income which was recognized in June
1998) for services already provided during the first half of 1998. With the exception of rail and rail related services at USS/Kobe Steel, the new agreements cover all of the services currently provided by Transtar, except that a third party may provide transportation services for: a maximum of six hundred thousand gross tons of iron ore pellets destined for USS/Kobe Steel in 1998 and through March 15, 1999; a maximum per year of ten percent of tonnage via the Great Lakes from March 16, 1999 through March 15, 2003, and a maximum per year of fifteen percent of tonnage via the Great Lakes from March 16, 2003 through March 15, 2005; a maximum per year of ten percent of imported iron ore and coke tonnage destined for USX's Fairfield, Alabama facility; a maximum per year of ten percent of export coal tonnage originating at US Steel's Concord Preparation Plant, and a maximum per year of ten percent of domestic coal tonnage via barge originating at US Steel's Concord Preparation Plant; and a maximum per year of forty percent of blast furnace burden tonnage destined for USX's Edgar Thomson facility in the Mon Valley. The agreements also provide for certain price concessions and market based price changes. It is anticipated that the price concessions at current volume levels will decrease annual revenues and operating income by approximately $17 million per year during the term of the agreements. Transtar is continuing to negotiate with USS/Kobe Steel to replace its existing agreement.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



                                Transtar Results
             For the Three and Nine Months ended September 30, 1998
                                 Compared to the
                 Three and Nine Months ended September 30, 1997


Overall

Transtar is a transportation holding company composed of two business groups: the Railroad Group and the Marine Group. Transtar's net income for the quarter ending September 30, 1998 totaled $21.0 million, or a decrease of $4.4 million compared with the same period of 1997. Operating income of $35.8 million recorded for the third quarter of 1998 was $7.7 million less than the comparable period of 1997. Net income for the nine months ended September 30, 1998 was $47.2 million, a $0.8 million decrease from the first nine months of 1997. Operating income of $83.5 million during the first nine months of 1998 was $4.7 million less than the same period of 1997. The third quarter and nine months operating results were influenced by reduced operating revenues resulting primarily from rate reductions contained in tentatively agreed upon Transportation Service Agreements with USX (see Transportation Service Agreements), offset by lower fuel prices in 1998, additional shared maintenance billing, and the impact in 1997 of a limited early retirement program.

Operating Revenues

Operating revenues totaled $139.2 million for the third quarter of 1998, or a decrease of $5.9 million from the third quarter of 1997. During the first nine months of 1998, Transtar's operating revenues were $380.1 million, reflecting a decline of $3.6 million when compared to the same period of 1997. This decline was a result of rate reductions recognized during the first nine months of 1998. The first nine months revenue decrease occurred primarily within the Marine Group, while Railroad Group revenues were 2 percent ahead of last year's first nine months. The Railroad Group's improvement was achieved as a result of increased traffic volumes for both ore and coal shipments. Railroad Group revenues in the third quarter of 1998 were $2.1 million less than the $96.5 million earned in the same period last year. Continued strong shipments of ore and coal by the Railroad Group were tempered by the softening of markets for domestically produced steel and the associated impact on the demand for coke and steel products. Marine Group revenues declined by $3.2 million as lake ore tonnage dropped as a result of the softening steel market. During the first nine months of 1998, Marine Group revenues declined $7.9 million from amounts earned in the same period of 1997. This decrease is attributed to lake tonnage advanced to the fourth quarter of 1997 because of favorable weather conditions during that period, reduced ore shipments to facilities in Indiana, Ohio and Alabama due to current steel market conditions and recognition of rate reductions contained in the tentatively agreed upon Transportation Service Agreements with USX, along with other rate reductions.

Operating Expenses

Transtar's operating expenses increased $1.8 million and $1.1 million, respectively, during the third quarter and the first nine months of 1998, when compared to the same periods of 1997. The Railroad Group's third quarter 1998 expenses increased by $4.2 million over the $68.7 million incurred for the same period of 1997, while increasing $5.8 million during the first nine months of 1998 to $215.3 million. These cost increases are a result of wage rate escalation and increased volumes of coal traffic handled, partially offset by reduced fuel prices, additional shared maintenance billings related to trackage rights agreements (a contra to cost), and the absence in 1998 of expenses associated with the limited early retirement program recognized in 1997. Marine Group operating expenses totaled $34.5 million and $92.1 million during the third quarter and the first nine months of 1998, decreases of $1.8 million and $3.2 million, respectively. These reductions in costs were driven by reduced fuel prices, lower operating costs on inland waterways due to reduced tonnage, and favorable personal property tax adjustments recorded in 1998.

Other Income, net

Transtar's other income, net, improved by $0.8 million and $4.0 million, respectively during the third quarter and the first nine months of 1998, when compared to the same periods of 1997. Interest expense recognized in the first nine months of 1998 was $10.2 million, or $3.2 million less than the same period of 1997. This reduction in interest expense was attributed to lower outstanding debt.

Provision for Income Taxes

Transtar's provision for income taxes decreased $2.5 million to $12.8 million during the third quarter of 1998 while increasing $0.1 million to $29.4 in the first nine months, when compared to the same periods of 1997.

Liquidity and Capital Resources

Transtar's cash and temporary investments were $20.8 million at September 30, 1998, or $3.6 million less than the balance at the end of 1997, and $3.4 million less than the balance at September 30, 1997. Cash flow from operating activities during the nine months ended September 30, 1998 amounted to $68.4 million, or $6.1 million less than the comparable period of 1997. Cash flow used for investing activities during the first nine months of 1998 totaled $17.4 million, or $4.9 million more than was utilized during the same period of 1997. Gross capital expenditures, amounted to $21.1 million for the first nine months of 1998, an increase of $6.7 million versus the same period of 1997. Proceeds from the sale of property amounted to $3.6 million during the first nine months of 1998 versus the $1.8 million that was generated in the comparable period of 1997.

For the first nine months of 1998, Transtar retired $53.0 million of Term Loan obligation, versus the $62.0 million Term Loan retirement in the same period of 1997. Since its December 7, 1993 refinancing, Transtar has retired $302.0 million of its long-term obligations. Only nominal letters of credit are currently outstanding against Transtar's $25.0 million Revolving Credit Facility.

Year 2000

Transtar is committed to addressing the Year 2000 issue that could impact its existing computer and operating systems. A plan to identify and correct Year 2000 problems as they apply to mainframe information systems was completed in mid-1997. Outside contractors were hired to assist in the implementation of the plan during 1997 and 1998. Transtar expects to spend approximately $3.4 million on mainframe applications, of which $2.5 million has already been incurred. Management believes that Transtar has made substantial progress in determining outside software vendor Year 2000 compliance on all acquired software, and in formulating plans for ensuring that compliant versions of vendor code are implemented prior to the Year 2000. The last component of the mainframe arena is hardware. Transtar continues to assess the compliance of its mainframe hardware components; and, based on ongoing internal testing and review of information received from its vendors, believes that vendor compliance will meet our requirements.

An assessment of non-information technology systems was initiated during the fourth quarter of 1997 to determine the Year 2000 compliance status. This review encompassed train and process control systems, communication systems, as well as any other equipment in which embedded chip technology could create date functionality problems. This assessment is continuing and recommendations have been made for upgrades and replacement, if necessary, to insure Year 2000 compliance. Including non-information technology systems, Transtar expects to spend a total of approximately $5.0 million to become Year 2000 ready.

In order to insure that third party vendors will be Year 2000 compliant, Transtar initiated a vendor compliance survey program during the second quarter of 1998. Initial contacts with all "key" vendors have been completed and indicate that approximately two-thirds are either compliant or in the process of insuring compliance. In addition, Transtar has modified purchase order verbiage requiring that all products with electrical/electronic elements come equipped with Year 2000 certified components.

While Transtar management believes that it will succeed in its plan to make Transtar, a Year 2000 ready company, there is no guarantee that it will be completely successful. Transtar's management has not yet quantified the impact of partial non-compliance on the operating results of Transtar and has not finalized contingency plans to address potential partial non-compliance. No assurance can be given that the effect of any such partial non-compliance will not have a material adverse effect on the operating results of Transtar.

Transportation Service Agreements

On June 30, 1998, Transtar reached agreement in principle with USX on new Transportation Service Agreements. The new Agreements are subject to approval by the lending institutions who participate in Transtar's Credit Agreement, and the final approval of both USX and Transtar. There can be no assurance that agreements will be obtained. These agreements which extend through December 31, 2004, ensure Transtar's position as a participant at all the US Steel and US Steel Mining facilities it presently services, with the exception of rail and rail related services at USS/Kobe Steel. Third parties will be permitted to handle selected movements (See Note 2). The new Transportation Service Agreements rate reductions, including a $6.25 million revenue refund recorded in June 1998, are anticipated to reduce Transtar's operating revenues and operating income by approximately $15.2 million in 1998 and $17 million per year in future years.

USS/Kobe Steel Mills

Since 1895, the Lake Terminal Railroad has performed intra-plant switching of hot metal and other steel products within the USS/Kobe Steel mill, maintained the rail line that operates inside and around this facility, and provided maintenance services to USS/Kobe's freight car and locomotive fleet. In late 1997, USS/Kobe put these services out for competitive bid. Transtar was not the successful bidder to continue to be the sole provider of all rail and rail related transportation services for the USS/Kobe steel mill located at Lorain, Ohio. After December 28, 1998 Transtar's subsidiary, the Lake Terminal Railroad, will only provide interchange service between linehaul carriers and the in-plant rail provider for this facility. As a result, Transtar will experience an annual decrease of approximately $7.7 million in revenue and approximately $1.0 million in income before income taxes.

Forward-looking Statements

Statements in this report that are not historical (including, but not limited to, statements regarding the future impact of the tentatively agreed upon Transportation Services Agreement) are forward-looking statements subject to risk and uncertainties that could cause actual results to differ materially. Such risk and uncertainties include fluctuations in economies worldwide, in general, and the industries which Transtar serves, in particular, fluctuations in Transtar's customers' demand for transportation and related services, changes in relationships with key customers (including the loss of certain major customers), changes in variations in weather and climatic patterns, competitive pressure from other carriers, changes in governmental regulations, changes in terms from lenders, ability to retain key management and to reach agreement on labor issues, or other factors identified in the Company's 1997 Annual Report on Form 10-K or in this report.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II -  OTHER INFORMATION


Item 1.  Legal Proceedings

Holdings and TCC had no reportable events of material pending legal proceedings other than ordinary routine litigation incidental to the business during the nine month period ended September 30, 1998.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

         27.  Financial Data Schedule

(b)  Reports on 8-K

     Holdings and TCC did not file any Current Reports on Form 8-K during the quarter ended September 30, 1998.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:    November 12, 1998




                                       TRANSTAR HOLDINGS, L.P.
                                       TRANSTAR CAPITAL CORPORATION



                                       By: /s/ HOWARD A. LIPSON
                                          -----------------------------------
                                           Howard A. Lipson, Treasurer