Form 10-K405
period 1998-12-31
TRANSTAR HOLDINGS LP
filed 1999-03-26
CIK 916533

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the fiscal year ended December 31, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                  For the transition period from _____________ to ___________


                  Commission File Number 033-73270
                  Commission File Number 033-73270-1

                             TRANSTAR HOLDINGS, L.P.
                          TRANSTAR CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                    DELAWARE                              13-3486874
                    DELAWARE                              13-3745313
          (State or other jurisdiction      (I.R.S. Employer Identification No.)
        of incorporation or organization)


                                 345 PARK AVENUE
                            NEW YORK, NEW YORK 10154
              (Address and zip code of principal executive offices)

                                 (212) 935-2626
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

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



-------------------------------------------------------------------------------

                             TRANSTAR HOLDINGS, L.P.
                          TRANSTAR CAPITAL CORPORATION
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
PART I

Item 1.   Business .....................................................................................    1

Item 2.   Properties ...................................................................................    4

Item 3.   Legal Proceedings ............................................................................    7

Item 4.   Submission of Matters to a Vote of Security Holders ..........................................    7

PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters .........................    8

Item 6.   Selected Financial Data ......................................................................    8

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ........   10

Item 7A. Quantitative and Qualitative Disclosures about Market Risk ....................................   17

Item 8.   Financial Statements and Supplementary Data ..................................................   18

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure .........   47


PART III

Item 10.  Directors and Executive Officers of Registrant ...............................................    48

Item 11.  Executive Compensation .......................................................................    50

Item 12.  Security Ownership of Certain Beneficial Owners and Management ...............................    54

Item 13.  Certain Relationships and Related Transactions ...............................................    55

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..............................    58

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

THE COMPANY

          Transtar is a transportation holding company composed of two business groups: The Railroad Group and the Marine Group. The Railroad Group is composed of seven railroads Duluth, Missabe and Iron Range Railway Company (DMIR), Elgin, Joliet and Eastern Railway Company (EJ&E), Bessemer and Lake Erie Railroad Company (B&LE), Union Railroad Company (Union), The Lake Terminal Railroad Company (Lake Terminal), McKeesport Connecting Railroad Company (McKeesport), Birmingham Southern Railroad Company (Birmingham Southern), one dock facility-Pittsburgh & Conneaut Dock Company (P&C Dock) and one in-plant rail operation-Fairfield Southern Company, Inc. The Marine Group is composed of two shipping operations-Great Lakes Fleet (GLF) and Warrior and Gulf Navigation Company (WGN) and one salt water/fresh water dock facility-Mobile River Terminal
(MRT). The Railroad Group and Marine Group accounted for approximately 70% and 30% of revenues, respectively, in 1998.

          Transtar provides the sole rail access to, as well as the primary water transport for, nearly all the steel making plants of USX Corporation
(USX), servicing US Steel (USS), USS Mining Co., L.L.C. (USM) and the USS/Kobe Steel Company (USS/Kobe) joint venture at Lorain, Ohio. Transtar derived 57% of its revenues in 1998 from serving these USX facilities. These services are provided under certain Transportation Services Agreements (See Item 13, Certain Relationships and Related Transactions for a discussion of these agreements, including their duration). Other steel-related customers generated an additional 19% of revenues, resulting in the steel industry accounting for 76% of Transtar's revenues in 1998. Movements of coal to utilities and other customers accounted for 13% of Transtar's revenues in 1998, while miscellaneous traffic accounted for the remaining 11%.

          The shareholders of Transtar are Holdings, which owns a 51% voting and a 53% economic interest, USX, which owns a 49% voting and a 46% economic interest, and Transtar's management which owns a 1% economic interest. Management's direct interest has been reduced since Transtar's formation due to repurchases of 704 shares of nonvoting stock from retiring managers. Certain shares have been allocated to promoted managers in a stock option program. Including the effect of this program, economic ownership of management would be 5%.

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

          Prior to December 1988, all of Transtar's subsidiaries were wholly owned by USX. Transtar was formed in December 1988 to purchase these companies from USX in a leveraged buyout. The Transtar subsidiaries carry a multitude of raw materials, semi-finished products, and finished goods in Alabama, Illinois, Indiana, Minnesota, Ohio, Pennsylvania, Wisconsin, and destinations on the Great Lakes.

RAILROAD GROUP

          Each rail subsidiary is a regional or switching railroad with individual specialties. Revenues from USX represented approximately 53% of the Railroad Group's revenues in 1998. The following paragraphs describe Transtar's major rail subsidiaries and their operations.

DMIR

          The DMIR is located in northeastern Minnesota and northwestern Wisconsin and includes two major storage and shipping facilities at Duluth and Two Harbors, Minnesota. It is the sole rail carrier serving USX's Minntac facility and also serves the taconite producing facilities of both EVTAC Mining and Ispat Inland Mining. The DMIR hauls taconite to its Two Harbors and Duluth docks where the taconite is loaded onto vessels for delivery to USX's Gary Works and Mon Valley facilities and other lower lake steel plants including the USS/Kobe's Lorain, Ohio facility. The DMIR also hauls taconite for interchange to long haul railroads.

EJ&E

          The EJ&E is a belt railroad that encircles Chicago, Illinois. It is the sole serving carrier for USX's Gary, Indiana steel facility and transports inbound coal, coke and scrap and outbound semi-finished and finished steel. The EJ&E performs certain in-plant switching functions within the Gary Plant. It also provides rail services to numerous other customers in the Chicago area. The EJ&E provides trackage rights and haulage for other railroads.

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

LAKE TERMINAL

          The Lake Terminal is located in Lorain, Ohio and is the sole-serving rail carrier to the USS/Kobe facility there. The Lake Terminal also provided USS/Kobe with in-plant switching services as well as maintenance of track and equipment during 1998. USS/Kobe awarded the in-plant switching and maintenance of track and equipment to a competing company at the end of 1998.

BIRMINGHAM SOUTHERN/FAIRFIELD SOUTHERN

          The Birmingham Southern is located in the Birmingham, Alabama area and is the sole-serving carrier for USX's Fairfield Works. It transports coal, coke, iron ore, semi-finished and finished steel and other products. Fairfield Southern, a Birmingham Southern subsidiary, provides all of the in-plant switching at Fairfield Works.

MARINE GROUP

          The Marine Group is comprised of a Great Lakes shipping fleet and an inland barge operation. Revenues from USX represented approximately 65% of the Marine Group's revenues in 1998. The following paragraphs describe Transtar's marine subsidiaries and their operations.

GLF

          The GLF owns nine lake vessels and operates two other vessels under long-term charter agreements. They operate in a market area throughout the five Great Lakes, extending from the western end of Lake Superior to the eastern end of Lake Ontario.

WGN/MRT

          WGN, headquartered in Chickasaw, Alabama, operates on the Black Warrior-Tombigbee waterway and the Tennessee-Tombigbee waterway, utilizing a fleet of 248 barges (of which 183 are leased) and 20 towboats. MRT, WGN's subsidiary is a salt water/fresh water transfer facility located at Mobile, Alabama.

OPERATING REVENUES

          Transtar's total operating revenues were $497.8 million in 1998. These revenues were primarily earned from the transportation of freight. The revenues incorporate traffic originated, terminated, and switched by rail operations as well as commodities transported by marine operations. Dock handling revenues were earned by both the rail and the marine operations.

          Set forth below are freight revenues of Transtar by commodity groups for the years 1996 through 1998.


                                                               Year Ended December 31,
                                    ------------------------------------------------------------------------------
                                                 1998                      1997                      1996
                                              ----------                ----------                ----------
                                           $             %of         $           % of            $         % of
                                        (mil.)          total      (mil.)        total        (mil.)       total
                                        ------          -----      ------        -----        ------       -----
   Iron Ore                              $200.1          40.2       $219.9         41.8       $206.1         40.5
   Coal                                    61.4          12.3         58.5         11.1         61.0         12.0
   Coke                                    39.4           7.9         43.6          8.3         39.3          7.7
   Steel & General Merch.                 142.8          28.7        148.1         28.2        146.2         28.7
   Dock Handling                           26.7           5.4         23.3          4.4         23.5          4.6
   Trucking                                 1.3            .3          1.3           .2          1.0          0.2
   All other revenues                      26.1           5.2         31.4          6.0         32.0          6.3
                                         ------         -----       ------        -----       ------        -----

      Total Revenues                     $497.8         100.0       $526.1        100.0       $509.1        100.0
                                         ======         =====       ======        =====       ======        =====


EMPLOYEES

          Transtar employed an average of 3,346 employees in 1998, virtually the same as 1997. Approximately 85% of Transtar's employees are covered by collective bargaining agreements.

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

          The following table summarizes the Railroad Group's track and roadway activities for the periods indicated:


                                                    Year Ended December 31,
                                             --------------------------------------
                                                 1998          1997        1996
                                                 ----          ----        ----
      Track miles of rail laid ...........        108           79           87
      Ties inserted (thousands) ..........        128          137          142
      Track miles resurfaced .............        509          411          506


          The Railroad Group owns or leases the equipment described in the table below.

                                                          Owned                  Leased                Total
                                                   -------------------     -----------------     ------------------
                                                               Average               Average                Average
Description                                         Units        Age       Units       Age        Units        Age
------------------------------------------          -----        ---       -----       ---        -----        ---

Locomotives:
  Road ...................................            115          33         20          27        135          32
  Switcher ...............................            109          33          4          27        113          32
                                                      ---          --         --          --        ---          --
    Total Locomotives ....................            224          33         24          27        248          32
                                                      ===          ==         ==          ==        ===          ==
Freight Cars:
  Box ....................................             69          21         --          --         69          21
  Gondola ................................          3,641          27        987          20      4,628          25
  Hopper .................................          8,217          44        924          19      9,141          41
  Flat ...................................            502          36         95          29        597          35
                                                   ------          --      -----          --     ------          --
    Total Freight Cars ...................         12,429          38      2,006          20     14,435          35
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

                          Railroad Capital Expenditures
                              (dollars in millions)


                                        Year Ended December 31,
                                     -----------------------------
                                      1998        1997        1996
                                      ----        ----        ----
Roadway and structures .....         $15.5       $12.7       $11.6
Railroad equipment:
  Locomotives ..............           1.0         0.7         0.4
  Freight cars .............           5.7         5.8         2.1
Other ......................           3.3         5.1         3.6
                                       ---         ---         ---
    Total ..................         $25.5       $24.3       $17.7
                                     =====       =====       =====

          Capital expenditures for the Railroad Group for 1999 are expected to be approximately $17.4 million, of which approximately $9.8 million are anticipated for roadway and structures and approximately $3.4 million are for railroad equipment.

          The following table shows the Railroad Group's expenses for ongoing maintenance and repairs of roadway, structures and railroad equipment (including administrative and inspection costs) for the periods indicated.


                        Railroad Maintenance Expenditures
                              (dollars in millions)


                                        Year Ended December 31,
                                     -----------------------------
                                      1998        1997        1996
                                      ----        ----        ----
Roadway and structures .....         $37.0       $41.9       $38.0
Railroad equipment:
  Locomotives ..............          23.4        23.2        21.4
  Freight cars .............          21.9        22.9        21.6
Other ......................          10.0         8.3         8.4
                                     -----       -----       -----
  Total ....................         $92.3       $96.3       $89.4
                                     =====       =====       =====

          Future maintenance programs will be determined by track, locomotive and car requirements necessary to provide quality service at projected business levels. The Railroad Group maintains full service car and locomotive shops in Proctor, Minnesota; Joliet, Illinois; Gary, Indiana; and Greenville, Pennsylvania.

THE MARINE GROUP

          The GLF owns nine vessels and leases two additional vessels under long-term charter agreements. All of the vessels are self-unloaders, with a total cargo capacity of 362,900 gross tons (GT) at mid-summer draft.

          Included in this fleet are four large beam vessels, the Roger Blough, the Edwin H. Gott, the Edgar B. Speer, and the Presque Isle. These vessels are the maximum size beam permitted through the locks at Sault Ste. Marie. They range in size from 858 to 1,004 feet in length and are specifically designed for and dedicated principally to carrying taconite pellets for USX. The Edgar B. Speer and the Presque Isle are under long-term charter.

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


                                                                               Seasonal
                                              Capacity            Year        Capacity
           Vessel            Length (feet)    (GT)(1)           Acquired      (M-GT) (2)
           ------            -------------    -------           --------      ----------
Ore Fleet
---------
  Gott ...................       1,004         62,200             1978           2,378
  Speer(4) ...............       1,004         62,200   (3)       1980           2,378
  Presque Isle(4) ........       1,000         52,000             1973           1,930
  Blough .................         858         44,000   (3)       1972           1,914
  Anderson ...............         767         25,300             1952           1,048
  Callaway ...............         767         25,300             1952           1,048
  Clarke .................         767         25,300             1952           1,048
Stone Fleet
-----------
  Munson .................         768         25,600             1952           1,867
  Sloan ..................         620         15,600             1943           1,087
  Calcite II .............         604         12,900             1929             964
  Taylor .................         603         12,500             1929           1,005
                                              -------                           ------
  Total ..................                    362,900                           16,667
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

(4) Leased vessels.


          WGN owns 20 towboats and 65 barges and operates another 183 barges utilizing long-term lease arrangements.

          Capital expenditures for the Marine Group were $0.9 million in 1998 and are expected to be approximately $3.3 million in 1999.

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

          There were no matters submitted to a vote of security holders during 1998.

                                     PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          Holdings is a Delaware limited partnership and as such its partnership interests are privately held and are not freely transferable.



ITEM 6.  SELECTED  FINANCIAL  DATA



                                                                            Transtar Holdings, L.P.
                                                                   As of and for the year ended December 31,
                                                            --------------------------------------------------------
                                                             1998         1997       1996         1995         1994
                                                             ----         ----       ----         ----         ----
                                                                            (dollars in millions)
Statement of Income Data:
  Income from equity in earnings of Transtar ........       $31.3        $36.3      $37.6        $31.1        $28.4
  Interest and other financial expense ..............       (24.1)       (21.3)     (18.8)       (16.6)       (14.7)
  Income from continuing operations .................         9.6         17.1       19.6         13.8         13.0
Balance Sheet Data:
  Investment in Transtar ............................       $54.3        $23.8      $ 0.5       $(15.4)      $(16.9)
  Total assets ......................................       105.5         74.1       50.9         14.0         (9.4)
  Long-term debt ....................................       192.7        169.3      148.8        130.7        114.8
  Partners' equity (deficit) ........................       (87.4)       (95.4)     (98.6)      (117.3)      (124.9)

                                                                              Transtar, Inc.
                                                                 As of and for the year ended December 31,
                                                        ------------------------------------------------------------
                                                             1998        1997        1996        1995         1994
                                                             ----        ----        ----        ----         ----
                                                                           (dollars in millions)

Statement of Income Data:
  Operating revenues ..................................     $497.8      $526.1      $509.1      $494.5       $478.5
  Operating expenses (excluding item shown below)(1) ..      367.5       376.3       360.4       352.1        331.7
  Depreciation and amortization .......................       25.5        26.8        26.4        26.7         27.7
                                                            ------      ------      ------      ------       ------
    Operating income ..................................      104.8       123.0       122.3       115.7        119.1
  Other income (expense) ..............................        2.3         3.9         1.7         1.1         (8.7)
  Interest income .....................................        1.5         1.0         1.0         1.2          1.0
  Interest and other financial expense ................      (12.9)      (17.4)      (21.3)      (24.1)       (25.3)
                                                            ------      ------      ------      ------       ------
    Income before income taxes ........................       95.7       110.5       103.7        93.9         86.1
  Provision for income taxes ..........................       36.7        42.1        32.8        35.2         32.4
                                                            ------      ------      ------      ------       ------
  Income from continuing operations ...................      $59.0       $68.4       $70.9       $58.7       $ 53.7
                                                            ======      ======      ======      ======       ======
Other Data:
  Consolidated Cash Flow(2) ...........................     $138.0      $160.5      $152.5      $148.6       $149.9
  Cash provided by operating activities ...............       91.9       106.0       113.8        94.0         99.8
  Cash provided by (used for) investing activities ....      (21.2)      (19.9)      (15.8)      (16.9)         1.2
  Cash used for financing activities ..................      (73.6)      (86.4)      (83.9)      (87.0)       (99.1)
  Capital expenditures ................................       26.4        25.6        19.6        20.3         13.7
  Dividends paid ......................................         --        24.1        40.9        55.8           --
  Non-cash interest(3) ................................        0.6         0.7         0.7         0.8          1.0
  Consolidated Cash Flow to cash interest .............       11.2x        9.6x        7.4x        6.4x         6.2x
  Fixed charge coverage ratio(4) ......................       10.7x        9.2x        7.2x        6.2x         5.9x
  Ratio of earnings to fixed charges(5) ...............        5.6x        5.4x        4.6x        4.1x         3.7x
Balance Sheet Data:
  Cash and cash equivalents ...........................      $21.4       $24.3       $24.7      $ 10.6       $ 20.5
  Total assets ........................................      502.8       522.0       515.1       513.7        530.6
  Long-term debt less current portion .................       66.3       128.8       196.4       265.2        329.0

(1) Operating expenses include non-recurring charges (credits) of $3.5 million, $7.0 million, $(1.0) million and $(1.7) million for the years ended December 31, 1998, 1997, 1996, and 1994, respectively. These items relate to non-recurring labor costs, permanent impairments of certain assets and environmental credits.

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

(3)  Non-cash interest represents amortization of debt issuance costs.

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

                            1998 VERSUS 1997 AND 1996

OVERALL

          Substantially all of the earnings of Holdings consists of Holdings' share in the earnings of Transtar accounted for by the equity method. Holdings' equity earnings of Transtar were $31.3 million in 1998 compared to $36.3 million in 1997 and $37.6 million in 1996. For a discussion of the results of operations of Transtar, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for Transtar.

          In 1998, Holdings' net income totaled $9.6 million, a decrease of $7.5 million from $17.1 million in 1997 and a $10.0 million decrease from the $19.6 million recorded in 1996.

REVENUES AND EXPENSES

          Holdings did not produce any revenues in 1998, 1997, or 1996. Holdings' operating expenses of $0.2 million in 1998 remained unchanged from 1997, and are $0.3 million less than the $0.5 million incurred in 1996. As a result of the accretion of certain discount notes sold by Holdings in December 1993, interest and other financial expenses grew from $18.8 million in 1996, to $21.3 million in 1997, and $24.1 million in 1998.

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

          Transtar declared no dividends during 1998.

          On both October 30 and December 19, 1997, Transtar declared cash dividends in the amount of $625 per share on both its Class A Voting Common Stock and its Class B Nonvoting Common stock to holders of record of the stock on October 28 and December 17, 1997, respectively. During 1997, Holdings received $12.8 million representing its 53% economic interest in the Transtar dividends. Pursuant to an Indenture relating to the issuance of the Notes (the Notes Indenture), both dividend payments were deposited into an escrow account.

          In February 1998 and 1997, in accordance with the Notes Indenture, Holdings offered to repurchase a portion of the Notes at a price equal to 101 % of the accreted value of such Notes on the date of purchase. The offer to purchase the Notes was made by a notice to holders of the Notes and was held open for 20 business days. During 1998, in accordance with the Notes Indenture and an agreement governing the escrow account, Holdings withdrew from the escrow account $0.7 million to distribute to its partners and $0.2 million to pay certain administrative expenses.

                             TRANSTAR HOLDINGS, L.P.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)


          Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on Notes, make certain payments permitted under the Notes Indenture, purchase or optionally redeem Notes or to pay administrative expenses of Holdings. As of December 31, 1998 the escrow balance is $47.3 million. Interest earned on the escrow balance amounted to $2.6 million, $2.4 million, and $1.4 million in 1998, 1997 and 1996, respectively.

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

                                1998 VERSUS 1997

OVERALL

          Transtar reported net income of $59.0 million in 1998, compared to net income of $68.4 million in 1997. Transtar's results in 1998 were driven by weakening of the domestic steel industry due to lower priced imported steel and by revenue concessions granted in recently approved long-term Transportation Services Agreements with USX and USS/Kobe.

OPERATING REVENUES

          Operating revenues in 1998 totaled $497.8 million, or $28.3 million less than in 1997. Revenue decreases of $9.0 million and $19.3 million were reported by the Railroad Group and Marine Group, respectively. The softening of the domestic steel market due to the increase of imported foreign steel, coupled with implementation of new Transportation Services Agreements in 1998 severely impacted revenues. Revenues generated by the transportation and handling of raw materials used in the steel production process, such as ore and coke, as well as outbound steel products all showed decreases from 1997 amounting to $34.9 million. Approximately one-third of this change was driven by rate reductions granted in the new Transportation Services Agreements. Demurrage revenues, resulting primarily from industry retention of railroad freight cars, increased $2.3 million. In spite of rate reductions included in the new Transportation Services Agreements, coal and associated dock handling revenues improved by $7.8 million, due to the increased demand for coal deliveries to Great Lakes customers and increased shipments from Alabama origins destined for export.

OPERATING EXPENSES

          Operating expenses decreased $10.1 million from 1997 levels to $393.0 million in 1998. Contributing to the overall cost decrease were: 1) lower diesel fuel prices which contributed to a $7.0 million reduction in fuel expense; 2) favorable property tax adjustments recorded in 1998 which reduced state and local taxes by $1.2 million; 3) changes in asset lives which resulted in decreased depreciation expense of $1.3 million; 4) recognition in 1997 of $7.0 million of expense associated with a limited early retirement program and an accounting department consolidation; 5) increased recovery in 1998 of maintenance expenses which are shared with third parties in the amount of $2.7 million; 6) decreases in casualty expense and liability insurance of $2.3 million; 7) a $1.2 million reduction in shifting and towing expense and mobile equipment rentals on the barge lines; and 8) increased allocation of labor forces to capital improvement projects which reduced operating expenses by $1.5 million. Partially offsetting these cost decreases were: 1) increased labor expense of $6.3 million reflecting contractual wage increases, additional hours worked and higher health insurance costs; 2) additional lease cost of $0.8 million reflecting new leases of freight cars and barges commencing during 1998;
3) reduced net car hire earnings (a contra-cost) of $1.1 million due to the weakened domestic steel market and fewer off-line loadings for a large portion of Transtar's gondola freight car fleet; and 4) recognition of $3.5 million of expense associated with a partial curtailment of services provided by the Lake Terminal Railroad due to a reduction in business at USS/Kobe, and further accounting department consolidation.

                                 TRANSTAR, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

OTHER INCOME AND EXPENSE

          Transtar's net interest expense decreased by $4.9 million in 1998 from 1997. This decrease is primarily attributed to the retirement of $72.0 million of term debt during 1998. Fewer land sales agreements by the Railroad Group in 1998 and decreased equity income recorded by the Marine Group resulted in a reduction of $1.5 million in other income.

PROVISION FOR INCOME TAXES

          Transtar's provision for income taxes in 1998 was $36.7 million or a decrease of $5.4 million from 1997, and is directly related to the decline in before tax profit in 1998.


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

OPERATING REVENUES

          Operating revenues in 1997 totaled $526.1 million, or $17.0 million greater than in 1996. Revenue increases achieved by the Railroad Group and Marine Group were $10.4 million and $6.6 million, respectively. Domestic steel shipments increased by 3.8 percent in 1997 and Transtar shared in this improvement. Raw materials used in the steel production process, such as ore and coke, as well as outbound steel products all showed increases over 1996. Ore revenues improved by $13.8 million, coke revenues improved by $4.3 million and steel and general merchandise revenues improved by $1.9 million. Coal revenues decreased by $2.5 million primarily due to the diversion of certain shipments originating in Alabama to destinations not served by Transtar carriers.

OPERATING EXPENSES

          Operating expenses increased $16.3 million from 1996 levels to $403.2 million in 1997. Contributing to cost increases were: 1) increased labor expense of $2.8 million reflecting contractual wage increases and increased operating labor and maintenance requirements; 2) increased repair and maintenance materials' expense of $3.4 million; 3) increases in state and local taxes of $1.6 million associated with increased earnings and favorable property tax adjustments recorded in 1996; 4) a lease cost increase of $0.9 million reflecting new leases involving freight cars, locomotives and barges commencing in late 1996 and during 1997; 5) a $7.0 million recognition of expense associated with a limited early retirement program and an accounting department consolidation; and 6) a $1.0 million reduction to cost recorded in the second quarter of 1996 resulting from the settlement of environmental litigation. Partially offsetting these cost increases was a decrease in diesel fuel prices which contributed to a $1.9 million reduction in fuel expense.

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


                         LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

          Transtar ended 1998 with cash and cash equivalents totaling $21.4 million, which was $2.9 million less than the $24.3 million it had at year end 1997. During 1998, Transtar retired $72.0 million of its term loan obligations compared to $62.0 million retired during 1997. Transtar paid no dividends in 1998 and paid dividends of $24.1 million to its shareholders in 1997. A 1997 amendment to its Credit Agreement permitted Transtar to pay dividends during 1997 not to exceed $25.0 million.

          At December 31, 1998, Transtar had $124.0 million term loan obligations remaining, including $57.7 million due in June and December 1999. Transtar expects to repay its 1999 obligation from its operating cash flow.

          On August 1, 1999, USX and USS/Kobe, along with several major steel companies, face the expiration of their labor agreements with the United Steelworkers of America. Their ability to negotiate an acceptable labor contract is essential to maintaining the level of Transtar's ongoing operations. A prolonged labor interruption at USX could have a material adverse effect on Transtar's operations, financial results and cash flow.

          Contractual commitments in the amount of $45.0 million and $14.7 million have been made to acquire a tug barge vessel and to acquire components for the assembly of 280 freight cars, respectively, at December 31, 1998. Acquisition of the freight car components is in response to a commitment under the new Transportation Services Agreement with USX to spend up to $20.0 million to assure the continuance of in-plant coke movements at its Gary Works. It is anticipated that the freight cars and the tug barge will be financed by operating leases.

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

CAPITAL RESOURCES

          Net cash used for investing activities in 1998 of $21.2 million was $1.3 million more than 1997. This change reflects increased capital spending in 1998 of $0.8 million and a $0.5 million decrease in proceeds from disposition of assets.

                                 TRANSTAR, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)


          Cash used for financing activities in 1998 decreased $12.9 million from 1997. Cash used for term loan debt payments increased by $10.0 million from 1997. In 1998, Transtar repaid $72.0 million of its term debt obligations versus the $62.0 million it repaid in 1997 and the $23.0 million it repaid in 1996. In 1998, no dividends were paid to stockholders, compared with $24.1 million in 1997 and $40.9 million in 1996.

CAPITAL EXPENDITURES

          Transtar's capital requirements during 1999 are forecasted to be approximately $20.7 million. Internally generated funds from operations are expected to be sufficient to fund Transtar's mandatory debt payments as well as future capital requirements.

          In 1998, capital expenditures of $26.4 million increased $0.8 million from 1997. Capital expenditures in 1997 totaled $25.6 million, or $6.0 million more than in 1996. In addition to these capital expenditures, the Company spent $113.2 million in 1998, $117.6 million in 1997, and $110.6 million in 1996 for repair and maintenance of its facilities and equipment.

                              ENVIRONMENTAL MATTERS

          Transtar is subject to federal, state, and local laws and regulations relating to the environment. These laws regulate discharges into the environment, as well as the handling, storage, transportation, and disposal of waste and hazardous materials. These laws also require responsible parties to undertake remediation of hazardous waste disposal sites. Transtar provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Certain Transtar operating subsidiaries have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and are required to share the cost to remediate certain Superfund sites identified by the Environmental Protection Agency (EPA). In those instances where the probable costs of cleanup are estimable, Transtar has recorded a liability. At December 31, 1998 and 1997, accrued liabilities for remediation totaled $0.4 million. The Company has considered the other potentially responsible parties in determining this accrual. For the period 1989 through 1998, actual cash payments associated with environmental expense have totaled $10.2 million.

          Transtar and USX have entered into an environmental indemnification agreement, whereby USX has agreed to indemnify Transtar against 75 percent of certain environmental claims, losses, liabilities, obligations, damages, deficiencies, costs, and expenses (collectively, Environmental Liabilities) in excess of $10 million. This environmental indemnification agreement covers Environmental Liabilities relating to certain assets and properties transferred by USX to Transtar upon the formation of Transtar, which Environmental Liabilities existed or occurred prior to such formation. Of the $10.2 million expended since 1988, $7.8 million is applicable to the $10 million threshold. Although it is not presently possible to estimate the ultimate amount of all remediation and compliance costs that might be incurred or the penalties that may be imposed, management does not believe these potential costs will have a material adverse effect on the Company.

                                    YEAR 2000

          Transtar is committed to addressing the Year 2000 issue that could impact its existing computer and operating systems. Management continues to execute a plan which addresses mainframe information systems, non-information technology systems and third parties. A plan to identify and address Year 2000 issues as they apply to mainframe information systems was completed in mid-1997. An outside contractor was hired to assist in the implementation of the plan during 1997, 1998 and 1999. Transtar expects to spend approximately $4.1 million on

                                 TRANSTAR, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)


mainframe applications, of which $3.2 million has already been incurred. Management believes that Transtar has made substantial progress in determining outside vendor Year 2000 compliance on all acquired software, and in formulating plans for ensuring that compliant versions of vendor code are implemented prior to the year 2000. The last component of the mainframe arena is hardware. Transtar has assessed the compliance of its mainframe components and, based on ongoing internal testing and review of information received from its vendors, believes that vendor compliance will meet its requirements. Comprehensive tests are scheduled for mid-1999, where hardware, system software and applications software will be combined in an advanced date scenario at Transtar's disaster recovery facility.

          An assessment of non-information technology systems that are an integral part of Transtar's rail and marine operations was initiated during the fourth quarter of 1997 to determine the Year 2000 compliance status. This review encompassed train and process control systems, navigation systems, communication systems, as well as any other equipment in which embedded chip technology could create date functionality problems. This assessment has been substantially completed and recommendations have been made for upgrades and replacement, if necessary, to ensure Year 2000 compliance. Including non-information technology systems, Transtar expects to spend in excess of $5.1 million to become Year 2000 ready.

          In order to ensure that third party vendors will be Year 2000 compliant, Transtar initiated a vendor compliance survey program during the second quarter of 1998. Follow-up contacts with major vendors have been completed and indicate that approximately three-fourths are either compliant or in the process of ensuring compliance. Transtar believes that alternate sources are available to replace those vendors who are unable to perform due to Year 2000 problems. Additionally, Transtar has modified the language of its purchase orders to require that all products with electrical/electronic elements come equipped with Year 2000 certified components.

          While Transtar management believes that Transtar's critical information and operating systems will be Year 2000 ready, there can be no guarantee that it will be completely successful. Transtar's management has not yet quantified the impact of partial non-compliance or a likely worst case scenario on the operating results of Transtar. Formal contingency plans are being developed for those potential Year 2000 failures which would pose the greatest risks to Transtar's operations. No assurance can be given that the effect of any such partial non-compliance will not have a material adverse effect on the operating results of Transtar.

                   TRANSPORTATION SERVICES AGREEMENTS WITH USX

          On June 30, 1998 Transtar reached agreement in principle with USX on new Transportation Services Agreements with final agreement reached December 21, 1998. (See Note 13 to Consolidated Financial Statements). The new Agreements were approved by the lending institutions who participate in Transtar's Credit Agreement on February 12, 1999. These agreements generally extend through December 31, 2004, and ensure Transtar's position as a participant at all of the US Steel and US Steel Mining facilities it presently services. Third parties will be permitted to handle certain volumes of selected commodities. The new Transportation Services Agreements rate reductions, including a $6.25 million revenue refund recorded in June 1998, reduced Transtar's operating revenues and operating income by $14.4 million in 1998. These revenue reductions are anticipated to have an approximate $15.0 million per year impact on future years operating revenues and operating income based on currently expected volume levels.

                                 TRANSTAR, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)


                              USS/KOBE STEEL MILLS

          Since 1895, the Lake Terminal Railroad (a Transtar subsidiary) has performed intra-plant switching of hot metal and other steel products within the USS/Kobe Steel mill, maintained the rail line that operates inside and around this facility, and provided maintenance services to USS/Kobe's freight car and locomotive fleet. In 1998 USS/Kobe elected to terminate the in-plant switching services provided by the Lake Terminal Railroad on tracks owned by USS/Kobe, as well as the maintenance services. As of December 29, 1998 under the terms of a new Transportation Services Agreement which extends through December 31, 2008, the Lake Terminal Railroad will provide interchange service between linehaul carriers and the in-plant rail provider for this facility. As a result, it is anticipated that Transtar will experience an annual decrease of approximately $8.0 million in revenues, with no material impact on operating income.

                           FORWARD-LOOKING STATEMENTS

          Statements in this report that are not historical (including, but not limited to, statements regarding the future impact of the Transportation Services Agreements) are forward-looking statements subject to risk and uncertainties that could cause actual results to differ materially. Such risk and uncertainties include fluctuations in economies worldwide, in general, and the industries that Transtar serves, in particular, fluctuations in Transtar's customer demand for transportation and related services, changes in relationships with key customers (including the loss of certain major customers), changes in variations in weather and climatic patterns, competitive pressure from other carriers, changes in governmental regulations, changes in terms from lenders, ability to retain key management and to reach agreement on labor issues, or other factors identified in this report.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             TRANSTAR HOLDINGS, L.P.

                                                                                                             Page
                                                                                                             ----
Report of Independent Accountants ........................................................................    19

Consolidated Balance Sheet as of December 31, 1998 and 1997 ..............................................    20

Consolidated Statement of Income for the Years Ended December 31, 1998, 1997 and 1996 ....................    21

Consolidated Statement of Partners' Equity for the Years Ended December 31, 1998, 1997 and 1996 ..........    21

Consolidated Statement of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996 ................    22

Notes to Consolidated Financial Statements ...............................................................    23


                                             TRANSTAR, INC.

Report of Independent Accountants ........................................................................    26

Consolidated Balance Sheet as of December 31, 1998 and 1997 ..............................................    27

Consolidated Statement of Income for the Years Ended December 31, 1998, 1997 and 1996 ....................    28

Consolidated Statement of Retained Earnings for the Years Ended December 31, 1998, 1997 and 1996 .........    28

Consolidated Statement of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996 ................    29

Notes to Consolidated Financial Statements ...............................................................    30

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners of TRANSTAR HOLDINGS, L.P.

          In our opinion, the consolidated financial statements of Transtar Holdings, L.P., as listed in the accompanying index on page 18 of the Annual Report on Form 10-K, present fairly, in all material respects, the financial position of Transtar Holdings, L.P. and its subsidiary, Transtar Capital Corporation (TCC), (together, "Holdings") at December 31, 1998, and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Holdings' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

          Transtar, Inc. is a significant equity investment of Holdings (as described in Note 1, page 23); accordingly, the financial statements of Transtar, Inc. should be read in connection with the consolidated financial statements of Holdings.




PricewaterhouseCoopers  LLP
600 Grant Street
Pittsburgh, PA 15219



February 22, 1999

                             TRANSTAR HOLDINGS, L.P.

                           CONSOLIDATED BALANCE SHEET

                                                                          December 31,
                                                                    ------------------------
                                                                       1998           1997
                                                                     (dollars in thousands)

    ASSETS
Current assets:
  Cash and cash equivalents (Note 2) .........................         $ 286          $ 260
  Other current assets .......................................             8             --
                                                                    --------        -------
    Total current assets .....................................           294            260
Restricted cash (Note 4) .....................................        47,328         45,694
Investment in Transtar .......................................        54,258         23,825
Other assets .................................................         3,629          4,367
                                                                    --------        -------
    Total assets .............................................      $105,509        $74,146
                                                                    ========        =======
    LIABILITIES
Current liabilities:
  Accounts payable and other current liabilities .............        $  205          $ 186
Long-term debt (Note 3) ......................................       192,736        169,330
                                                                     -------        -------
    Total liabilities ........................................       192,941        169,516
    PARTNERS' EQUITY (DEFICIT) ...............................       (87,432)       (95,370)
                                                                    --------        -------
    Total liabilities and partners' equity (deficit) .........      $105,509        $74,146
                                                                    ========        =======





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.

                                        CONSOLIDATED STATEMENT OF INCOME

                                                                              For the year ended December 31,
                                                                          ----------------------------------------
                                                                            1998            1997           1996
                                                                            ----            ----           ----
                                                                                    (dollars in thousands)

Revenues .......................................................          $     --        $     --       $      --
                                                                          --------        --------       ---------
Operating expenses:
    Selling, general and administrative expenses ...............               198             236             551
                                                                          --------        --------       ---------
        Operating (loss) .......................................              (198)           (236)           (551)
Interest income ................................................             2,604           2,369           1,399
Interest and other financial expenses ..........................           (24,143)        (21,301)        (18,832)
    (Loss) before equity in earnings of Transtar ...............           (21,737)        (19,168)        (17,984)
Equity in earnings of Transtar .................................            31,349          36,267          37,584
                                                                          --------        --------       ---------
    Net income .................................................          $  9,612        $ 17,099       $  19,600
                                                                          ========        ========       =========

                                    CONSOLIDATED STATEMENT OF PARTNERS' EQUITY

Partners' equity (deficit), beginning of year ..................          $(95,370)       $(98,606)      $(117,306)
Distribution to partners (Note 4) ..............................              (745)        (13,692)           (900)
Net income .....................................................             9,612          17,099          19,600
Other adjustments to partners' equity (Note 5) .................              (929)           (171)             --
                                                                          --------        --------       ---------
Partners' equity (deficit), end of year ........................          $(87,432)       $(95,370)      $( 98,606)
                                                                          ========        ========       =========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             For the year ended December 31,
                                                                       --------------------------------------------
                                                                          1998              1997             1996
                                                                          ----              ----             ----
                                                                                  (dollars in thousands)
OPERATING ACTIVITIES:
  Net income ...................................................       $   9,612         $  17,099        $  19,600
  Adjustments to reconcile net income to net cash used
   by operating activities:
    Amortization ...............................................              --               345              380
    Non-cash interest and other financial expenses .............          24,143            21,301           18,832
    Non-cash interest income ...................................          (2,578)           (2,358)          (1,393)
    Equity in earnings of Transtar .............................         (31,349)          (36,267)         (37,584)
    Changes in:
      Accounts payable .........................................              19              (543)             114
      All other changes - net ..................................             (21)               (3)            (343)
                                                                       ---------         ---------        ---------
        Net cash used for operating activities .................            (174)             (426)            (394)
                                                                       ---------         ---------        ---------
INVESTING ACTIVITIES:
  Dividends received ...........................................              --            12,750           21,675
                                                                       ---------         ---------        ---------
        Net cash provided by investing activities ..............              --            12,750           21,675
                                                                       ---------         ---------        ---------
FINANCING ACTIVITIES:
  Restricted cash ..............................................              --           (12,750)         (21,675)
  Distribution to partners .....................................            (745)          (13,692)            (900)
  Withdrawal from restricted cash ..............................             945            13,992            1,585
                                                                       ---------         ---------        ---------
        Net cash used for financing activities .................             200           (12,450)         (20,990)
                                                                       ---------         ---------        ---------
Increase (decrease) in cash and cash equivalents ...............              26              (126)             291
Cash and cash equivalents at beginning of period ...............             260               386               95
                                                                       ---------         ---------        ---------
Cash and cash equivalents at end of period .....................       $     286         $     260        $     386
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

                             TRANSTAR HOLDINGS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION AND RELATED PARTIES

          On December 28, 1988, agreements were executed forming a new holding company, Transtar, Inc. (Transtar). Transtar, in turn, purchased certain former directly or indirectly wholly owned subsidiaries (the transportation subsidiaries) of USX Corporation (USX). As a result of these agreements, Blackstone Capital Partners L.P. (BCP) and Blackstone Transportation Partners L.P. (BTP), investment partnerships (collectively, Blackstone) controlled by their general partner Blackstone Management Associates L.P. (BMA), owned a 51 percent economic and voting interest in Transtar. USX held a 44 percent economic and 49 percent voting interest, and the remaining 5 percent of Transtar's equity was held as nonvoting shares by a management stock trust. A Technical Services Agreement, an Agreement as to Tax Matters between Transtar and USX, and other ancillary agreements exist as a result of this transaction. Transportation Services Agreements with USX and other related parties which existed at the time of the transaction were renegotiated in 1998 (See Note 13 of the Transtar, Inc. Financial Statements for additional details).

          BTP was originally formed in 1988 for the sole purpose of holding voting stock and nonvoting stock in Transtar. BTP was renamed Transtar Holdings, L.P. (Holdings) in November 1993. Additionally, in November 1993, BMA withdrew from its role as general partner of Holdings and substituted Blackstone Transportation Company, Inc. (BTC) as the general partner of Holdings. Transtar Capital Corporation, a Delaware corporation and wholly owned subsidiary of Holdings (TCC), was formed in connection with an Offering of 13 3/8% Series A Senior Discount Notes. In 1994, Holdings and TCC exchanged the Series A Notes for Series B Notes (Notes). Holdings and TCC have no operations of their own. TCC is a shell corporation which has nominal assets and equity and no liabilities, operations or cash flows. Accordingly, the financial statements of TCC are not presented because they do not provide material information to investors. Holdings owns 51 percent of the voting shares and 53 percent of the economic interest in the capital stock of Transtar.

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



NOTE 3: LONG-TERM DEBT

                                                   Interest                   December 31,       December 31,
                                                   Rate (%)     Maturity         1998               1997
                                                   --------     --------         ----               ----
                                                                     (dollars in thousands)
Series B Senior Discount Notes ................      13.375        2003         $192,736          $169,330
  Less amount due within one year .............                                       --                --
                                                                                --------          --------
  Long-term debt due after one year ...........                                 $192,736          $169,330
                                                                                ========          ========


          On December 7, 1993, Holdings and TCC (Issuers) issued $218 million aggregate principal amount of 13.375 percent Series A Senior Discount Notes due December 15, 2003. In 1994, Holdings and TCC exchanged the Series A Notes for Series B Notes (Notes). The Notes are the joint and several obligations of the Issuers. An original issue discount of $118 million will be amortized over a six year period commencing December 15, 1993 and ending December 15, 1999. Interest will be payable semi-annually in arrears on June 15 and December 15 commencing on June 15, 2000. The Notes have a principal at maturity of $218 million. The carrying value represents the principal at maturity less the unamortized discount. The fair value of the Notes at December 31, 1998 and 1997 was $214.8 million and $198.5 million, respectively. Fair value of the Notes is based on quoted market prices. The Notes are not guaranteed by Transtar or any of its subsidiaries and are subordinated to all existing and future liabilities of the Issuers' subsidiaries. Interest expense attributable to the Notes was $23.4 million, $20.6 million and $18.1 million in 1998, 1997 and 1996, respectively.

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

          In February 1997, in accordance with the Notes Indenture and related to certain dividends paid into the escrow account in 1996, Holdings offered to repurchase a portion of the Notes at an offer price equal to 101% of the accreted value of such Notes on the date of purchase. The offer to purchase the Notes was made by a notice to holders of the Notes and was held open for 20 business days. No Notes were tendered for repurchase.

          Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on the Notes, make certain payments permitted under the Notes Indenture, purchase or optionally redeem Notes or to pay administrative expenses of Holdings. In 1998, 1997 and 1996, in accordance with the Notes Indenture and an agreement governing the escrow account, Holdings withdrew from the escrow account $0.7 million, $13.7 million and $0.9 million, respectively, to distribute to its partners, and withdrew $0.2 million,$0.3 million and $0.7 million, respectively, to pay certain administrative expenses. Interest earned on the escrow balance amounted to $2.6 million, $2.4 million and $1.4 million in 1998, 1997 and 1996, respectively.

NOTE 5: PARTNERS' EQUITY

          In 1998 and 1997, Holdings recorded adjustments to Partners Equity of $(0.9) million and $(0.2) million, respectively. These adjustments were recorded as a result of changes in ownership related to Transtar repurchases of treasury stock from its Management Stock Trust.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of TRANSTAR, INC.

          In our opinion, the consolidated financial statements of Transtar, Inc., as listed in the accompanying index on page 18 of this Annual Report on Form 10-K, present fairly, in all material respects, the financial position of Transtar, Inc., and its subsidiaries (the Company) at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.









PricewaterhouseCoopers LLP
600 Grant Street
Pittsburgh, PA 15219


February 22, 1999

                                 TRANSTAR, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                      December 31,
                                                                              --------------------------
                                                                                1998               1997
                                                                                ----               ----
                                                                                 (dollars in thousands)
  ASSETS
Current assets:
  Cash and cash equivalents (Note 2) ...................................      $ 21,428           $ 24,316
  Accounts receivable from related parties (Note 13) ...................        14,499             16,274
  Accounts receivable from trade customers .............................        48,368             56,459
  Other current assets (Note 6) ........................................        10,181              9,726
                                                                              --------           --------
    Total current assets ...............................................        94,476            106,775
Property, plant, and equipment,
  less accumulated depreciation (Note 7) ...............................       377,697            384,118
Operating parts and supplies ...........................................        14,930             15,551
Other assets (Note 8) ..................................................        15,701             15,548
                                                                              --------           --------
    Total assets .......................................................      $502,804           $521,992
                                                                              ========           ========

  LIABILITIES
Current liabilities:
  Accounts payable .....................................................      $ 64,560           $ 73,663
  Payroll and benefits payable .........................................        38,614             38,456
  Accrued taxes ........................................................         6,215             12,143
  Accrued interest .....................................................         1,146              2,177
  Current portion of long-term debt (Note 9) ...........................        57,700             68,464
  Other current liabilities ............................................         1,498              1,096
                                                                              --------           --------
    Total current liabilities ..........................................       169,733            195,999
Long-term debt less current portion (Note 9) ...........................        66,300            128,766
Postretirement benefits other than pensions (Note 3) ...................       110,425            106,270
Deferred credits and other liabilities (Note 11) .......................        53,704             45,887
                                                                              --------           --------
    Total liabilities ..................................................       400,162            476,922


  STOCKHOLDERS' EQUITY
Common stock (Note 12) .................................................         1,000              1,000
Paid-in capital (Note 12) ..............................................        23,417             23,979
Retained earnings (deficit) ............................................        85,577             26,538
Treasury stock (Note 12) ...............................................        (7,352)            (6,447)
                                                                              --------           --------
    Total stockholders' equity .........................................       102,642             45,070
                                                                              --------           --------
    Total liabilities and stockholders' equity .........................      $502,804           $521,992
                                                                              ========           ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 TRANSTAR, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                  For the year ended December 31,
                                                                  -------------------------------
                                                                1998           1997            1996
                                                                ----           ----            ----
                                                                      (dollars in thousands)
Revenues from related parties (Note 13) .................    $ 281,338      $ 309,206       $ 293,601
Revenues from others ....................................      216,479        216,909         215,525
                                                             ---------      ---------       ---------
  Total revenues ........................................      497,817        526,115         509,126
                                                             ---------      ---------       ---------
Operating expenses (excluding items shown below) ........      355,146        363,784         348,188
Selling, general, and administrative expenses ...........       12,370         12,558          12,190
Depreciation ............................................       25,519         26,820          26,483
                                                             ---------      ---------       ---------
  Total operating expenses ..............................      393,035        403,162         386,861
                                                             ---------      ---------       ---------
    Operating income ....................................      104,782        122,953         122,265
Other income ............................................        2,380          3,899           1,703
Interest income .........................................        1,537          1,085           1,060
Interest and other financial expenses ...................      (12,942)       (17,358)        (21,314)
                                                             ---------      ---------       ---------
  Income before income taxes ............................       95,757        110,579         103,714
Less provision for income taxes (Note 5) ................       36,718         42,134          32,783
                                                             ---------      ---------       ---------
 Net income .............................................    $  59,039      $  68,445       $  70,931
                                                             =========      =========       =========



                               CONSOLIDATED STATEMENT OF RETAINED EARNINGS


Retained earnings (deficit), beginning of period ........    $  26,538      $ (17,822)      $ (47,847)
Dividends paid (Note 12) ................................           --        (24,085)        (40,906)
Net income ..............................................       59,039         68,445          70,931
                                                             ---------      ---------       ---------
Retained earnings (deficit), end of period ..............    $  85,577      $  26,538       $ (17,822)
                                                             =========      =========       =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 TRANSTAR, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 For the year ended December 31,
                                                                              -------------------------------------
                                                                               1998          1997            1996
                                                                               ----          ----            ----
                                                                                     (dollars in thousands)
OPERATING ACTIVITIES:
Net income ...............................................................   $ 59,039      $ 68,445        $ 70,931
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation ...........................................................     25,519        26,820          26,483
  Non cash interest expense ..............................................        554           652             731
  Deferred taxes .........................................................      5,740         5,879            (459)
  Gain on sale of assets .................................................     (1,141)       (2,676)           (399)
  Non cash postretirement benefits expense (Note 3) ......................      4,253         3,781           4,759
  Changes in:
    Accounts receivable ..................................................      9,866        (7,787)            286
    Accounts payable .....................................................     (9,103)        7,633          14,648
    Deferred credits .....................................................      2,195          (183)         (4,708)
    All other changes - net ..............................................     (5,017)        3,387           1,526
                                                                             --------      --------       ---------
    Net cash provided by operating activities ............................     91,905       105,951         113,798
                                                                             --------      --------       ---------
INVESTING ACTIVITIES:
  Capital expenditures ...................................................    (26,414)      (25,644)        (19,634)
  Proceeds from the sale of assets .......................................      5,178         5,730           3,828
                                                                             --------      --------       ---------
    Net cash used for investing activities ...............................    (21,236)      (19,914)        (15,806)
                                                                             --------      --------       ---------
FINANCING ACTIVITIES:
  Repayment of long-term borrowings ......................................    (72,000)      (62,002)        (23,013)
  Repayments - revolver ..................................................         --            --         (20,000)
  Dividends paid .........................................................         --       (24,085)        (40,906)
  Payments to acquire treasury stock .....................................     (1,557)         (325)             --
                                                                             --------      --------       ---------
    Net cash used for financing activities ...............................    (73,557)      (86,412)        (83,919)
                                                                             --------      --------       ---------
Increase (decrease) in cash and cash equivalents .........................     (2,888)         (375)         14,073
Cash and cash equivalents at beginning of period .........................     24,316        24,691          10,618
                                                                             --------      --------       ---------
Cash and cash equivalents at end of period ...............................   $ 21,428      $ 24,316       $  24,691
                                                                             ========      ========       =========

SUPPLEMENTAL INFORMATION:
  Income taxes paid ......................................................   $ 36,006      $ 35,537       $  32,443
  Interest paid ..........................................................   $ 13,242      $ 17,394       $  22,003
NONCASH INVESTING AND FINANCING ACTIVITIES:
  New long-term borrowings - capital leases ..............................   $ (1,230)     $  1,230       $      --
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

                                 TRANSTAR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: FORMATION OF HOLDING COMPANY AND RELATED PARTIES

         On December 28, 1988, agreements were executed to form a new holding company, Transtar, Inc. (Transtar). Transtar, in turn, purchased certain former directly or indirectly wholly owned subsidiaries (the transportation subsidiaries) of USX Corporation (USX). As a result of these agreements, Blackstone Capital Partners, L.P. and Blackstone Transportation Partners, L.P.
(BTP), investment partnerships (collectively, Blackstone) controlled by their general partner Blackstone Management Associates, L.P. (BMA), owned a 51 percent economic and voting interest in Transtar. USX held a 44 percent economic and 49 percent voting interest, and the remaining 5 percent of Transtar's equity was held as nonvoting shares by a management stock trust. A Technical Services Agreement, an Agreement as to Tax Matters between Transtar and USX, and other ancillary agreements exist as a result of this transaction. Transportation Services Agreements with USX and other related parties which existed at the time of the transaction were renegotiated in 1998. A significant part of Transtar's operations are with related parties (See Note 13). Transtar's operations are conducted in two business segments -- railroad operations and marine operations.

         BTP was originally formed in 1988 for the sole purpose of holding voting stock and nonvoting stock in Transtar. In November 1993, BTP was renamed Transtar Holdings, L.P., a Delaware limited partnership (Holdings), which assumed ownership of BTP's then 51.8 percent economic interest and 51 percent voting interest in the capital stock of Transtar. Holdings has no operations of its own.

         Since its formation, Transtar has repurchased certain shares of nonvoting stock from its management stock trusts and has recorded these shares as Treasury Stock. As of December 31, 1998 and 1997, Holdings owns 53 percent economic interest and 51 percent voting interest in the capital stock of Transtar; USX owns 46 percent economic interest and 49 percent voting interest; and the management stock trust holds the remaining 1 percent economic interest.

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

         Pension and Other Postretirement Benefits Costs -- Substantially all hourly and salary employees of Transtar are covered by qualified pension plans. Pension expense is based on a number of factors, including years of service, career earnings, and actuarial assumptions that are applied to plan assets and liabilities. Transtar accounts for pension

                                 TRANSTAR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2: (CONTINUED)

costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions." Transtar provides certain health care and life insurance benefits for retirees. Substantially all employees may become eligible for these benefits upon retirement. Transtar accounts for costs related to these benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions."

         In 1998, the Company adopted SFAS No. 132 "Employers Disclosures about Pensions and Other Postretirement Benefits." The provisions of SFAS No. 132 revise employers disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans.

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

         New Accounting Standards -- The Financial Accounting Standards Board has issued a new accounting standard:

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that companies recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Transtar plans to adopt the standard, effective with its first quarter 2000 financial statements, as required.

         Reclassifications -- Certain reclassifications of prior years' data have been made to conform to 1998 classifications.

NOTE 3: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

         Effective January 1, 1989, Transtar adopted a noncontributory defined benefit plan covering substantially all employees and a defined benefit plan covering salary employees. Both plans recognize service and earnings as accrued under the predecessor USX plans, but contain offset provisions for the amount of pension benefits accrued as of December 28, 1988, the liability for which was retained by USX. Pension benefits for employees that retired prior to Transtar's formation on December 28, 1988 are the responsibility of USX. Assets of the plans generally consist of corporate debt and equity securities and government obligations.

         Transtar provides certain medical and life insurance benefits to eligible retired employees and their dependents under defined benefit plans. The majority of benefits under provisions of these plans have not been prefunded. Medical and life insurance benefits for employees retired prior to Transtar's formation are obligations of USX. Assets of the plan generally consist of high quality corporate and government obligations.

                                 TRANSTAR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3: (CONTINUED)

         The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans.

                                                                                Other
                                                Pension Benefits        Postretirement Benefits
                                                ----------------        -----------------------
                                               1998          1997         1998           1997
                                               ----          ----         ----           ----
                                                          (dollars in thousands)

Change in benefit obligation:

Benefit obligation at January 1 .......      $137,125     $114,219       $91,849       $88,782

Service cost ..........................         7,377        6,508         1,771         1,777

Interest cost .........................         9,858        8,826         6,406         6,639

Amendments ............................         1,439        1,353            --            --

Curtailments ..........................         2,007        2,956            --            --

Actuarial (gain) loss .................         5,847       14,486          (168)       (1,355)

Benefits paid from plan assets ........       (10,935)     (11,223)           --           (10)

Benefits paid by company ..............            --           --        (3,243)       (3,984)
                                             --------     --------       -------       -------
Benefit obligation at December 31 .....      $152,718     $137,125       $96,615       $91,849
                                             ========     ========       =======       =======


                                                                                Other
                                                Pension Benefits        Postretirement Benefits
                                                ----------------        -----------------------
                                               1998          1997         1998           1997
                                               ----          ----         ----           ----
                                                          (dollars in thousands)

Change in plan assets:

Fair value of plan assets at
 January 1 ............................      $ 97,551     $ 79,808       $   214       $   176

Actual return on plan assets ..........        15,032       16,403            13            11

Company contributions .................        13,310       12,563            40            40

Benefits paid from plan assets ........       (10,935)     (11,223)           --           (10)

Administrative payments ...............            --           --            (3)           (3)
                                             --------     --------       -------       -------
Fair value of plan assets at
  December 31 .........................      $114,958     $ 97,551       $   264       $   214
                                             ========     ========       =======       =======

                                 TRANSTAR, INC.

NOTE 3: (CONTINUED)


                                                                                  Other
                                                Pension Benefits (a)      Postretirement Benefits
                                                --------------------      -----------------------
                                                 1998          1997         1998           1997
                                                 ----          ----         ----           ----
                                                            (dollars in thousands)

Funded status of the plans ...............     $(37,760)    $(39,574)    $ (96,351)    $ (91,635)

Unrecognized prior service cost ..........        3,188        3,499           746           993

Unrecognized net actuarial (gain) loss ...       33,156       32,436       (19,056)      (19,766)

Unrecognized net transition obligation ...        3,287        3,945            --            --
                                               --------     --------     ---------     ---------
Prepaid (accrued) benefit cost ...........     $  1,871     $    306     $(114,661)    $(110,408)
                                               ========     ========     =========     =========

(a) Includes a small plan that has an accumulated benefit obligation in excess of plan assets:

     Accumulated benefit obligation             $(1,899)     $(1,462)
     Projected benefit obligation               $(2,119)     $(1,770)
     Plan assets                                     --           --


                                                                                Other
                                                Pension Benefits        Postretirement Benefits
                                                ----------------        -----------------------
                                               1998          1997         1998           1997
                                               ----          ----         ----           ----
                                                          (dollars in thousands)

Weighted average assumptions
   as of December 31:

Discount rate ............................      6.75%         7.0%         6.75%         7.0%

Expected return on plan assets ...........      11.0%        11.0%          6.0%         6.0%

Rate of compensation increase ............       3.6%         3.6%          4.0%         4.0%

Assumed health care cost trend rate ......        --           --           5.0%         5.0%

The assumed health care cost trend rate in 1999 and thereafter is 5%

                                 TRANSTAR, INC.

NOTE 3: (CONTINUED)

         Net periodic pension and other postretirement benefit costs include the following components:


                                                                                          Other
                                                 Pension Benefits                 Postretirement Benefits
                                                 ----------------                 -----------------------
                                          1998        1997         1996         1998         1997        1996
                                          ----        ----         ----         ----         ----        ----
Service cost ......................    $  7,377     $ 6,508      $ 6,413      $ 1,771      $ 1,777      $ 1,954
Interest cost .....................       9,858       8,826        7,829        6,406        6,639        6,486
Expected return on plan assets ....     (11,171)     (9,310)      (6,597)         (14)         (12)         (10)
Amortization and deferrals ........       4,052       3,242        2,988         (667)        (619)        (251)
                                       --------     -------      -------      -------      -------      -------
  Benefit cost ....................    $ 10,116     $ 9,266      $10,633      $ 7,496      $ 7,785      $ 8,179
                                       ========     =======      =======      =======      =======      =======



Pension
-------

         As a result of a reduction in business at The Lake Terminal Railroad (a Transtar subsidiary) Transtar, in addition to the benefit cost shown above, recognized a curtailment loss of $2.6 million in 1998. Also in addition to the benefits cost shown above, programs of early retirements and separations caused recognition of a curtailment loss of $4.0 million in 1997.

         Transtar participates in certain defined benefit multi-employer plans of maritime unions. Expenses related to these plans amounted to $0.2 million, $1.0 million, and $1.1 million in 1998, 1997, and 1996, respectively. The company also sponsors certain defined contribution pension plans. Participation in these plans is available to substantially all salaried employees and to certain groups of hourly employees. Company contributions to the salary plan are based on matching of employee contributions up to certain limits specified by the provisions of the plan. The cost of this plan was $1.5 million, $1.5 million and $1.4 million in 1998, 1997 and 1996, respectively.

Other Postretirement Benefits
-----------------------------

         A one percentage point change in assumed health care cost trend rates would have the following effects:

                                          1% increase     1% decrease
                                          -----------     -----------
                                                (in thousands)
Effect on total of service and
interest cost components .............      $ 1,242       $(1,000)
Effect on postretirement benefit
obligation ...........................      $12,824       $(9,840)

                                 TRANSTAR, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 4: OPERATING SEGMENTS

         Transtar adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998 which establishes new standards for reporting information about its operating segments. Transtar consists of two reportable segments: Railroad Group and Marine Group. The two reportable segments provide different services, have different methods of distributing their services and operate in different regulatory environments.

         Railroad Group - This segment is composed of nine business units which are primarily railroad companies. The Railroad Group provides rail transport and material handling services for nearly all of the steel making plants of USX Corporation, servicing US Steel, USS Mining Co. and USS/Kobe Steel Company at Lorain, Ohio. Some of the business units provide rail service to other steel related customers, utilities, and miscellaneous other customers in the midwest, south and eastern United States.

         Marine Group - This segment is composed of two shipping operations and one fresh water/saltwater dock facility that provide primary water transport for essentially the same USX facilities as the rail group, as well as utilities and miscellaneous other customers.

         The accounting policies of the reportable segments are the same as those disclosed in Note 2. Transtar evaluates the performance of its operating segments based on the operating income of the respective business units. Summarized financial information concerning reportable segments is shown on the following table. The "Other" column includes non-allocated corporate related items and the elimination of inter-business unit transactions.

                                 TRANSTAR, INC.

NOTE 4: (CONTINUED)

                                         Railroad     Marine
                                           Group       Group          Other         Total
                                           -----       -----          -----         -----

1998
----
Revenues - external customers ......     $349,618     $148,199     $     --      $497,817
Operating income ...................       77,863       26,899           20       104,782
Depreciation .......................       19,895        5,624           --        25,519
Interest and other financial expense       10,532        2,739         (329)       12,942
Income tax expense .................       27,366        9,326           26        36,718
Total assets .......................      405,212      119,191      (21,599)      502,804
Capital expenditures ...............       25,522          892           --        26,414

1997
----
Revenues - external customers ......     $358,597     $167,518     $     --      $526,115
Operating income ...................       86,893       36,313         (253)      122,953
Depreciation .......................       20,070        6,750           --        26,820
Interest and other financial expense       13,904        3,684         (230)       17,358
Income tax expense .................       29,936       12,230          (32)       42,134
Total assets .......................      414,443      122,855      (15,306)      521,992
Capital expenditures ...............       24,387        1,257           --        25,644

1996
----
Revenues - external customers ......     $348,248     $160,878     $     --      $509,126
Operating income ...................       94,356       27,746          163       122,265
Depreciation .......................       19,674        6,809           --        26,483
Interest and other financial expense       16,972        5,078         (736)       21,314
Income tax expense .................       24,841        7,925           16        32,782
Total assets .......................      411,110      122,278      (13,018)      520,370
Capital expenditures ...............       17,688        1,946           --        19,634


         The majority of revenues earned are attributed to customers located in the United States and all assets are located in the United States. See Note 13 regarding information about major customers.

                                 TRANSTAR, INC.

NOTE 5: INCOME TAXES

         Components of income tax expense are as follows:

                                                  1998         1997          1996
                                                  ----         ----          ----
                                                    (dollars in thousands)

Current federal .............................   $ 27,239     $ 32,307     $ 29,316
Current state, local, and foreign ...........      3,739        3,948        3,926
Deferred taxes ..............................      5,740        5,879         (459)
                                                --------     --------     --------
Total .......................................   $ 36,718     $ 42,134     $ 32,783
                                                ========     ========     ========



         The reconciliation of the U.S. statutory income tax rate to the total provision is as follows:


                                                  1998                   1997                   1996
                                          ------------------     ------------------     -------------------
                                                                    (dollars in thousands)

Statutory rate applied to income
  before tax ........................       33,515     35.00%    $ 38,703     35.00%    $ 36,300      35.00%
State income tax after federal income
  tax impact ........................        3,021      3.15        3,259      2.95        3,458       3.33
Revision of prior years tax provision
  estimates .........................           --        --           --        --       (7,126)     (6.87)
Other, net ..........................          182       .19          172       .15          151        .15
                                          --------     -----     --------     -----     --------      -----
Total ...............................     $ 36,718     38.34%    $ 42,134     38.10%    $ 32,783      31.61%
                                          ========     =====     ========     =====     ========      =====


         Deferred tax assets and liabilities are composed of the following:


                              December 31, 1998          December 31, 1997
                              -----------------          -----------------
                            Assets     Liabilities     Assets    Liabilities
                            ------     -----------     ------    -----------
                                       (dollars in thousands)
Accrual differences .....   $ 3,662      $    --       $ 5,573     $    --
Postretirement benefits..    45,338           --        43,776          --
PP&E basis differences...        --       75,638            --      70,212
                            -------      -------       -------     -------
Total ...................   $49,000      $75,638       $49,349     $70,212
                            =======      =======       =======     =======
Net balance .............                $26,638                   $20,863
                                         =======                   =======

                                 TRANSTAR, INC.

NOTE 6: OTHER CURRENT ASSETS

                                                         December 31,
                                                       ----------------
                                                       1998        1997
                                                       ----        ----
                                                    (dollars in thousands)

Deferred tax asset ..............................     $ 4,661     $ 4,779
Supplies - current ..............................       1,670       1,536
Employee homes acquired .........................       1,341         483
Prepaid insurance ...............................       1,151       1,278
Deferred lease costs - current ..................         587          --
Deferred compensation ...........................         271       1,111
Other current assets ............................         500         539
                                                      -------     -------
Total ...........................................     $10,181     $ 9,726
                                                      =======     =======




NOTE 7: PROPERTY, PLANT, AND EQUIPMENT

                                                                        December 31,
                                                                     ------------------
                                                                     1998          1997
                                                                     ----          ----
                                                                   (dollars in thousands)

Railroad equipment ..........................................     $ 413,264      $ 398,291
Lake vessels and related equipment ..........................        88,918         88,535
Barges, tows, and related equipment .........................        36,112         35,855
Buildings ...................................................        32,192         29,300
Other .......................................................         3,971         11,678
                                                                  ---------      ---------
  Subtotal - depreciable property ...........................       574,457        563,659
  Less - accumulated depreciation ...........................      (244,082)      (227,185)
                                                                  ---------      ---------
Net depreciable property ....................................       330,375        336,474
Land ........................................................        47,322         47,644
                                                                  ---------      ---------
Property, plant, and equipment, less accumulated depreciation     $ 377,697      $ 384,118
                                                                  =========      =========


         The above amounts include equipment leased under capital leases of zero and $1.2 million at December 31, 1998 and 1997, respectively. For capital lease assets, depreciation expense for the years ended December 31, 1998, 1997, and 1996 was $27 thousand, $2 thousand, and $8 thousand, respectively. Accumulated depreciation at December 31, 1998 and 1997 was zero. Transtar leases a variety of facilities and equipment, including marine vessels, railroad equipment, barges, office equipment, and office space. Some of these leases contain purchase and renewal options and a residual value guarantee at the end of their lease term. Rent expense for operating leases was $26.9 million, $26.8 million, and $25.6 million for 1998, 1997, and 1996, respectively.

                                 TRANSTAR, INC.

NOTE 7: (CONTINUED)

         Total commitments under operating leases are as follows:
         (dollars in thousands)

Year
----

1999 ..............................   $ 21,626
2000 ..............................     21,354
2001 ..............................     18,225
2002 ..............................     16,973
2003 ..............................     15,949
Later years .......................     89,476
                                      --------
  Total minimum lease payments ....   $183,603
                                      ========

NOTE 8: OTHER ASSETS

                                                                        December 31,
                                                                        ------------
                                                                      1998        1997
                                                                      ----        ----
                                                                   (dollars in thousands)

Long-term receivables and other investments ...................     $ 5,429     $ 5,879
Deferred lease costs ..........................................       4,188       4,201
Deferred dry dock costs .......................................       3,123       2,734
Deferred debt issue costs .....................................         398         952
Other deferred charges ........................................       2,563       1,782
                                                                    -------     -------
  Total .......................................................     $15,701     $15,548
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

                                 TRANSTAR, INC.

NOTE 9: LONG-TERM DEBT


                                                                    December 31
                                                              -----------------------
                                         Interest
                                         Rates (%)  Maturity    1998           1997
                                         ---------  --------    ----           ----
                                                               (dollars in thousands)

Term loan (a) .........................    (b)        2000    $124,000       $196,000
Capital leases ........................                 --          --          1,230
                                                              --------       --------
     Total long-term debt (c) .........                        124,000        197,230
     Less amount due within 1 year ....                        (57,700)       (68,464)
                                                              --------       --------
     Long-term debt due after 1 year ..                       $ 66,300       $128,766
                                                              ========       ========

(a) This Credit Agreement with a group of lending institutions is dated December 7, 1993 and provides for a series of short-term variable rate loans over a 7 year life, which are secured by the stock of the Transtar subsidiaries. Principal payments are scheduled semi-annually on June 30 and December 31 in installments ranging from $20 million to $42 million. The first scheduled payment was due on June 30, 1994, and the last scheduled payment is due on December 31, 2000. Terms of the agreement require that the first $5 million of excess cash flow prepayments be applied in the inverse order of maturity and that sale leaseback prepayments be applied ratably over the remaining scheduled payment dates. All other voluntary or asset sale prepayments are to be applied in the order of maturity. In 1998, voluntary or asset sales prepayments of $72 million were applied to payments scheduled for June 30, 1998, December 31, 1998, and June 30, 1999. In 1997, voluntary or asset sales prepayments of $62 million were applied to payments scheduled for June 30, 1997, December 31, 1997 and June 30, 1998. Interest accrues at variable rates based on either an alternate base rate, an adjusted CD rate, or an adjusted London Interbank Offered Rate. Transtar periodically selects from these debt instruments to determine the variable rates of the loan. Interest rates are available in multiples of $1 million of borrowings in durations ranging from 1 day to 6 months.

(b) Transtar's debt interest expense in 1998, 1997, and 1996 was $11.9 million, $16.3 million, and $20.2 million, respectively. The average effective rates for the comparable periods were 7.2 percent, 7.2 percent, and 7.1 percent, respectively. As required by the December 7, 1993 Credit Agreement, Transtar protected the variable interest rate on at least 40 percent of the outstanding term debt balance through March 12, 1997. An amendment to the Credit Agreement dated March 12, 1997 eliminated the interest rate protection covenant. Transtar had no interest rate protection agreements in place at December 31, 1998. During 1998, 1997 and 1996, there was no interest expense attributable to rate protection agreements.

(c) Required payments of long-term debt for 1999 and 2000 are $57.7 million and $66.3 million, respectively.

         Transtar has a revolving credit agreement with a consortium of banks. This loan facility of up to $25 million is available for working capital and letter of credit purposes through December 31, 2000. Interest accrues at the same variable rates as the term debt. There is an annual commitment fee of 1/2 of 1 percent of the unused portion of the loan facility. Outstanding letters of credit are $0.9 million at December 31, 1998 and 1997. Transtar did not borrow from this facility in 1998 or 1997.

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

                                                               December 31,
                                              --------------------------------------------------
                                                      1998                       1997
                                              ----------------------     -----------------------
                                                           Estimated                   Estimated
                                              Carrying       Fair        Carrying        Fair
                                               Amount        Value        Amount         Value
                                               ------        -----        ------         -----
                                                           (dollars in thousands)

Assets:
  Cash and cash equivalents .............     $ 21,428     $ 21,428      $ 24,316     $ 24,316
  Noncurrent receivables ................        2,236        2,236         3,081        3,081
Liabilities:
  Current maturities of long-term debt ..       57,700       57,700        68,464       68,464
  Long-term debt ........................       66,300       66,300       128,766      128,766
Off-balance-sheet financial instruments:
  Interest rate protection ..............           --           --            --           --
  Fuel oil hedges .......................           --         (228)           --           --

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

                                 TRANSTAR, INC.

NOTE 10: (CONTINUED)

         Interest rate agreements - The fair value of interest rate protection agreements is the amount that Transtar would receive or pay to terminate the agreements, considering interest rates and remaining maturities based on quoted market prices or discounted cash flow methods, or the cost to replace the agreement. Transtar had no interest rate protection agreements in place at December 31, 1998 or 1997.

         Fuel oil hedges - The fair value of fuel oil hedges is based on the futures index for NYMEX No. 2. Transtar had a fuel oil hedging agreement in place for 1.0 million gallons per month at December 31, 1998, and no fuel oil hedging agreements in place at December 31, 1997. Transtar generated expense of $0.3 million in 1998, no income or expense in 1997, and income of $0.4 million in 1996 as a result of fuel oil hedges.


NOTE 11: DEFERRED CREDITS AND OTHER LIABILITIES

                                                 December 31,
                                               -------------------
                                                1998        1997
                                                ----        ----
                                             (dollars in thousands)
Deferred taxes ...........................     $31,299     $25,642
Personal injuries ........................      16,827      14,588
Deferred credits - leases ................       2,083       2,013
Other ....................................       3,495       3,644
                                               -------     -------
     Total ...............................     $53,704     $45,887
                                               =======     =======


NOTE 12: EQUITY

         As of December 31, 1998 and 1997, Transtar had authorized and issued 10,000 shares of Class A Voting Common Stock (Voting Stock) with no par value and 10,000 shares of Class B Nonvoting Common Stock (Nonvoting Stock) with no par value. Holdings owns 5,100 shares of the Voting Stock and 5,100 shares of the Nonvoting Stock; USX owns 4,900 shares of the Voting Stock and 3,900 shares of the Nonvoting Stock; and 296 shares of the Nonvoting Stock are held by management stock trusts. An additional 704 shares of the Nonvoting Stock, previously repurchased from the management stock trusts, are being held as Treasury Stock at cost.

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

         During 1994, Transtar implemented a stock option plan to promote the interests of Transtar and its stockholders by attracting and retaining key management employees. The total number of options granted in 1994 was 750, all of which were subject to a five-year vesting schedule commencing December 28, 1993, unless vesting was waived by Transtar's Compensation Committee. All options granted in 1994 have an exercise price of

                                 TRANSTAR, INC.

NOTE 12: (CONTINUED)

$8,364.05, which was the estimated fair market value of the Company's common stock at the date of grant. The options became exercisable up to 20 percent per year and do not have an expiration date. Shares exercised were 103 and 48 in 1998 and 1997, respectively. As of December 31, 1998, there were 599 options vested and exercisable under the 1994 grant.

         In 1996, Transtar adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The statement defines a fair-value-based method of accounting for employee stock options, but allows companies to continue to record compensation cost using currently accepted recognition principles. Companies electing to continue using currently accepted recognition principles must make proforma disclosures of net income as if the fair-value-based method of accounting had been applied to options granted in fiscal years beginning after December 15, 1994. Transtar adopted the disclosure-only options under SFAS No. 123. In 1998, 105 options were granted under the plan, all of which are subject to a five-year vesting schedule commencing December 28, 1997. All options granted in 1998 have an exercise price of $24,687.80 which was the estimated fair market value of the Company's common stock at the date of grant. These options become exercisable up to 20 percent per year and do not have an expiration date. The effect on net income that would have been reflected in the income statement if the fair-value-based method of accounting had been used to account for the issuance of these options is immaterial. There were no options granted during the years 1995 through 1997.


NOTE 13: RELATED-PARTY TRANSACTIONS

         The Transportation Services Agreements which existed at the formation of Transtar provided Transtar with certain rights including: (i) sole serving rail carrier status at USX's Minntac, Gary, Fairfield and Mon Valley facilities as well as USS/Kobe's Lorain facility; (ii) sole rights to perform specified USX in-plant switching services; (iii) sole serving Great Lakes Fleet bulk commodity carrier status for USX, including USS/Kobe; and (iv) primary inland barge operator status for the water transport of USX's commodities originating at or destined for Birmingham, Alabama. With respect to the services referred to in clause (i) above, the Transportation Services Agreements provided that such services would continue indefinitely as long as a non-Transtar rail carrier had not obtained access to the USX facility being served; with respect to the services referred to in clause (ii) above, the agreements were exclusive through 1998 and provided that such services would continue indefinitely so long as USX had not purchased from Transtar or otherwise obtained the Transtar track on which such services were provided; with respect to the services referred to in clause (iii) above, the agreements provided that such services would continue for a term ending on March 15,1999 for USS/Kobe and March 15, 2000 for the other USX facilities, which terms would have been automatically renewed for successive one-year periods unless either USX or Transtar had given the other at least three years prior written notice of termination; with respect to the services described in clause (iv) above, the agreements provided that such services would generally continue until December 28, 1998. The agreements also provided that USX should not, at any time, take any action (a) which would in any way, either directly or indirectly, encourage any non-Transtar rail carrier to attempt to obtain access to any of the USX plants for which Transtar is the sole serving rail carrier or (b) which would in any way assist in and/or support any such rail carrier in any efforts to obtain such access; provided that USX could, after December 28, 1998, request that an independent arbitrator determine whether it is reasonable and equitable under the facts, circumstances and the regulatory and competitive conditions in effect at that time, at one or more facilities, for USX to seek access for a non-Transtar rail carrier.

                                 TRANSTAR, INC.

NOTE 13: (CONTINUED)

         With respect to the services referred to in clause (ii) above, USS/Kobe Steel Company elected to terminate in-plant switching services provided by the Lake Terminal Railroad (a Transtar subsidiary) effective December 29, 1998. USS/Kobe has not purchased or otherwise obtained any Transtar track at this facility. In-plant switching services provided by parties other than Transtar will be performed on tracks currently owned by USS/Kobe. The annual impact on Transtar will be a revenue reduction of approximately $8.0 million, with no material impact on operating income.

         With respect to the services referred to in clause (iii) above, USS/Kobe Steel Company, on March 14, 1996, provided written notice to terminate on March 15, 1999, the end of their primary term. USX on February 12, 1997 provided written notice of their intent to terminate effective March 15, 2000.

         In December 1998, Transtar, USX and USS/Kobe (for USS/Kobe Great Lakes Fleet bulk commodity carrier service only) executed new Transportation Services Agreements which, among other things, extend the time and exclusivity periods of the original agreements. The new agreements were approved on February 12, 1999 by the lending institutions who participate in Transtar's Credit Agreement. The new agreements were retroactively effective July 1, 1998 and will extend through December 31, 2004 for the services referred to in clauses (i), (ii) and (iv) above, with the exception of rail and rail related services at USS/Kobe Steel (see below), and will extend through March 15, 2005 for the services referred to in clause (iii) above. With respect to the services referred to in clause (i) above, the new Transportation Services Agreements provide that such services will continue indefinitely as long as a non-Transtar rail carrier has not obtained access to the USX facility being served; with respect to the services referred to in clause (ii) above, the agreements are exclusive through 2004 and provide that such services will continue indefinitely so long as USX has not purchased from Transtar or otherwise obtained the Transtar track on which such services are provided. The new agreements cover all of the services currently provided by Transtar, except that a third party may provide transportation services for: with respect to the services referred to in clause (i) above, a maximum per year of forty percent of blast furnace burden tonnage destined for USX's Edgar Thomson facility in the Mon Valley; with respect to the services referred to in clause (iii) above, a maximum of six hundred thousand gross tons of iron ore pellets destined for USS/Kobe Steel in 1998 and through March 15, 1999, a maximum per year of ten percent of tonnage via the Great Lakes from March 16, 1999 through March 15, 2003 and a maximum per year of fifteen percent of tonnage via the Great Lakes from March 16, 2003 through March 15, 2005; and with respect to the services referred to in clause (iv) above, a maximum per year of ten percent of imported iron ore and coke tonnage destined for USX's Fairfield, Alabama facility, a maximum per year of ten percent of export coal tonnage originating at US Steel's Concord Preparation Plant and a maximum per year of ten percent of domestic coal tonnage via barge originating at US Steel's Concord Preparation Plant. The agreements provide that USX shall not, at any time, take any action (a) which would in any way, either directly or indirectly, encourage any non-Transtar rail carrier to attempt to obtain access to any of the USX plants for which Transtar is the sole serving rail carrier or (b) which would in any way assist in and/or support any such rail carrier in any efforts to obtain such access; provided that USX may, after December 31, 2004, request that an independent arbitrator or mediator determine whether it is reasonable and equitable under the facts, circumstances and the regulatory and competitive conditions in effect at that time, at one or more facilities, for USX to seek access for a non-Transtar rail carrier. Transtar is required to acquire certain coke rail cars, not to exceed a maximum expenditure of $20 million. The agreements also provide for certain price concessions and market based price changes. USX is entitled to a refund of approximately $6.3 million (with an equal reduction in Transtar's operating income which was recognized in June
1998) for services provided during the first half of 1998. Including this refund, total price concessions for 1998 reduced Transtar's revenue and operating income by $14.4 million.

                                 TRANSTAR, INC.

NOTE 13: (CONTINUED)

         On December 29, 1998, Transtar and USS/Kobe executed a new Transportation Services Agreement for sole service carrier work including absorbed switching, single line movements and other related transportation services. This agreement was approved on February 12, 1999 by the lending institutions who participate in Transtar's Credit Agreement. The new agreement was effective December 29, 1998 and extends through December 31, 2008 for the sole service carrier work. In-plant scrap handling via rubber tire vehicles is under contract until July 31, 2000. The agreement provides that USS/Kobe shall not, during the term of the agreement, take any action (a) which would in any way, either directly or indirectly, encourage any non-Transtar rail carrier to attempt to obtain access to the USS/Kobe Works or (b) which would in any way assist in and/or support any such rail carrier in any efforts to obtain such access. The agreement provides for market based price changes and no price concessions.

         Transtar earns a significant portion of its revenues from transportation and related services provided to USX. For 1998, 1997, and 1996, transactions with USX represented 57 percent, 59 percent, and 58 percent of total revenues, respectively. Receivables from USX as of December 31, 1998 and 1997 represented 23 percent and 22 percent of total receivables, respectively. Terms of these transactions are similar to those of nonrelated customers.

         On August 1, 1999, USX and USS/Kobe, along with several major steel companies, face the expiration of their labor agreements with the United Steelworkers of America. Their ability to negotiate an acceptable labor contract is essential to maintaining the level of Transtar's ongoing operations. A prolonged labor interruption at USX could have a material adverse effect on Transtar's operations, financial results and cash flow.

         Transtar provides maintenance services to USX. Proceeds from services provided amounted to $5.8 million, $6.4 million, and $7.2 million for 1998, 1997, and 1996, respectively.

         USX provided several corporate services associated with ongoing business activities of Transtar. Total expenses for these services were $ 0.8 million, $0.6 million, and $0.6 million for 1998, 1997, and 1996, respectively.

         Transtar purchased materials from USX amounting to $0.6 million, $1.1 million, and $0.5 million, in 1998, 1997, and 1996, respectively. USX purchased materials from Transtar amounting to $0.5 million, $0.7 million and $0.8 million in 1998, 1997 and 1996, respectively.

         Pursuant to an Asset Purchase Agreement related to the formation of Transtar in December 1988, Transtar reimbursed USX $1.0 million, $1.1 million, and $1.4 million for certain benefits paid to Transtar retirees by USX in 1998, 1997, and 1996, respectively.

         Transtar pays, to USX and a Blackstone affiliate, a monitoring fee of
0.15 percent of consolidated revenue. Total monitoring fees (0.3 percent of revenue) paid and accrued were $1.5 million, $1.6 million, $1.5 million in 1998 1997, and 1996, respectively. These fees were accounted for as operating expense.

                                 TRANSTAR, INC.

NOTE 14: COMMITMENTS AND OTHER CONTINGENCIES

         Transtar is subject to federal, state, local, and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Transtar provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. At December 31, 1998 and 1997, accrued liabilities for remediation totaled $0.4 million. For the period 1989 through 1998 actual cash payments associated with environmental expense have totaled $10.2 million.

         Transtar and USX have entered into an environmental indemnification agreement, whereby USX has agreed to indemnify Transtar against 75 percent of certain environmental claims, losses, liabilities, obligations, damages, deficiencies, costs, and expenses (collectively, Environmental Liabilities) in excess of $10 million. This environmental indemnification agreement covers Environmental Liabilities relating to certain assets and properties transferred by USX to Transtar upon the formation of Transtar, which Environmental Liabilities existed or occurred prior to such formation. Of the $10.2 million expended since 1988, $7.8 million is applicable to the $10 million threshold. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

         At year end 1998, a Transtar subsidiary had a commitment in the amount of $45 million to exercise its purchase option by March 29, 1999 on a lake vessel currently operated under a Bareboat Charter. It is anticipated that this vessel will be financed by operating lease.

         At year end 1997, certain Transtar subsidiaries had purchase commitments in the amount of $3.9 million for the acquisition of rail and marine equipment. In January 1997, a Transtar subsidiary entered into an agreement to purchase 9.5 million net gallons of fuel oil per shipping season for the shipping seasons of 1997, 1998 and 1999. The purchase price for the fuel oil will be based upon market prices subject to certain minimum price provisions.


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

         Name                   Age, Business Experience and Other Directorships
         ----                   ------------------------------------------------

James J. Mossman                  age 40, Director since November 1993 and
President and Director            President since November 1993; a Member of
                                  Blackstone Group Holdings (BGH) L.L.C.; a
                                  General Partner of BGH L.P. from 1990 to
                                  February 1996; Vice President of The
                                  Blackstone Group L.P. (The Blackstone Group) from 1987 to 1989. Mr. Mossman is a director of Collins & Aikman Corporation and Transtar.


Peter G. Peterson                 age 72, Director since November 1993;
Director                          Co-Founding Member of BGH L.L.C.; Co-Founding
                                  Partner of BGH L.P. from 1985 to February
                                  1996; and, Chairman of The Blackstone Group since 1985. Mr. Peterson is a director of Sony
                                  Corporation and Transtar, and he is the Vice
                                  Chairman of the Federal Reserve Bank of New
                                  York. He is also Chairman of the Council on Foreign Relations, Chairman of the Institute for International Economics, and Founding
                                  President of The Concord Coalition.

Stephen A. Schwarzman             age 52, Director since November 1993;
Director                          Co-Founding Member of BGH L.L.C.; Co-Founding
                                  Partner of BGH L.P. from 1985 to February
                                  1996; and President & Chief Executive Officer of The Blackstone Group since 1985. Mr.
                                  Schwarzman is a director of Collins & Aikman
                                  Corporation and Transtar.

Howard A. Lipson                  age 35, Treasurer since November 1993; Mr.
Treasurer                         Lipson joined The Blackstone Group in 1988 and
                                  is a member of BGH L.L.C. Mr. Lipson is a director of Rose Hills, Inc., Prime Succession
                                  Holdings, Inc., AMF Group Inc., Graham
                                  Packaging, Allied Waste Industries, Volume
                                  Service, Inc., and Ritvik Holdings, Inc.

         The following table sets forth certain information concerning the officers of Transtar.

             NAME                      AGE             POSITION
             ----                      ---             --------

Robert S. Rosati...................    60   President and Chief Executive Officer
Frank J. Habic.....................    59   Vice President-Operations
Joseph W. Schulte..................    57   Vice President-Finance and
                                                Chief Financial Officer
James P. Bobich....................    54   Vice President-Administration
Rade Vignovic......................    64   Vice President-Marketing
Robert N. Gentile..................    47   Vice President-Law, General Counsel
                                                and Secretary

         Mr. Rosati is President and Chief Executive Officer, a position he has held since January 1, 1994. Mr. Rosati had been Vice President-Finance and Chief Financial Officer of Transtar and its subsidiaries. Mr. Rosati had also been Comptroller of B&LE until December 1, 1988, when he was elected Vice President-Finance of the Railroads. His railroad experience of 33 years includes positions as Manager-Audit Division, Manager of Marketing, and Dock Superintendent with DM&IR, and Superintendent in the Transportation Department with EJ&E. Prior experience with the firm of Ernst & Ernst, Pittsburgh, Pa., 1960-1965. Mr. Rosati is a Director of the Transtar subsidiaries and is a member of the Pennsylvania Institute of Certified Public Accountants. He is a graduate of the University of Pittsburgh, BBA-1961 and attended the Graduate Business Program at the University of Minnesota-Duluth, 1976-1979.

         Mr. Habic was elected Vice President-Operations of Transtar on July 1, 1993. He is responsible for the operations of all Transtar subsidiaries. His railroad experience encompasses 34 years. He held a succession of increasingly responsible Operating Department positions within the Railroad Group. He was appointed General Superintendent of Transportation of the EJ&E in 1978. He was appointed General Superintendent of The Pittsburgh & Conneaut Dock in 1983. In 1984, he was appointed General Manager of the B&LE and several shortline railroads. Mr. Habic is also a Director of the Transtar subsidiaries. He holds a B.S. from the U.S. Military Academy at West Point and an M.B.A. from Northwestern University.

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

         The following table provides certain summary information concerning the compensation paid or accrued by the Company on behalf of the Company's Chief Executive Officer and the four other most highly-compensated executive officers of the Company for the years ended December 31, 1998, December 31, 1997, and December 31, 1996:

                                  TRANSTAR, INC.
                           SUMMARY COMPENSATION TABLE


                                                                                         LONG TERM COMPENSATION
                                                                                     -------------------------------
                                         ANNUAL COMPENSATION                                 AWARDS          PAYOUTS
                                  ----------------------------------------------     ----------------------  -------   ALL OTHER
                                                           SALARY &                  RESTRICTED                LTIP     COMPEN-
      NAME AND                                              BONUS      OTHER ($)       STOCK       OPTIONS   PAYOUTS    SATION($)
 PRINCIPAL POSITION       YEAR     SALARY ($)  BONUS ($)  TOTAL ($)      (1)          AWARDS($)     (#)        ($)        (2)
 ------------------       ----     ---------   --------   ---------   ----------     ----------    -------   -------    ---------

R. S. Rosati .........    1998     275,000     350,000     625,000      13,544           0           0           0      29,628
  President & Chief       1997     275,000     300,000     575,000       8,763           0           0           0      31,445
  Executive Officer       1996     250,000     250,000     500,000       8,273           0           0           0      28,912

F. J. Habic ..........    1998     204,000     156,000     360,000       3,893           0           0           0      21,162
  Vice President-         1997     196,000     160,000     356,000       5,874           0           0           0      22,058
  Operations              1996     190,000     154,000     344,000       3,780           0           0           0      22,434

J. W. Schulte ........    1998     182,000     124,000     306,000       7,505           0           0           0      18,019
  Vice President-         1997     170,000     124,000     294,000       4,452           0           0           0      17,654
  Finance and Chief       1996     160,000     115,000     275,000       3,501           0           0           0      16,713
   Financial Officer

R. Vignovic ..........    1998     166,000     140,000     306,000       5,193           0           0           0      17,112
  Vice President-         1997     155,000     113,000     268,000       5,121           0           0           0      17,907
  Marketing               1996     145,000     105,000     250,000       4,034           0           0           0      16,043

R. N. Gentile ........    1998     165,000     112,000     277,000       5,655           0           0           0      13,880
  Vice President-Law,     1997     157,000     115,000     272,000       5,346           0           0           0      14,186
  General Counsel and     1996     152,000     109,000     261,000       6,694           0           0           0      14,323
  Secretary

-------------------
(1) Includes health additive; executive tax assistance and financial planning; and imputed income for automobiles.

(2) This column includes amounts contributed or accrued in 1998 under the Transtar Salaried Savings Fund Plan and the related Supplemental Savings Plans ($14,892, $10,578, $9,662, $8,300, and $8,257 for Messrs. Rosati,
    Habic, Schulte, Vignovic and Gentile, respectively); annual imputed income associated with executive life insurance policies in 1998 ($1,951, $2,232, $1,031, $997, and $594 for Messrs. Rosati, Habic, Schulte, Vignovic and Gentile, respectively); and annual amounts attributable to split-dollar life insurance provided by Transtar in 1998 ($12,785, $8,352, $7,326, $7,815, and
    $5,029 for Messrs. Rosati, Habic, Schulte, Vignovic and Gentile, respectively).

                                STOCK OPTION PLAN

         During 1994, Transtar implemented a stock option plan to promote the interests of Transtar and its stockholders by attracting and retaining key management employees. The total number of options granted was 750, all of which were subject to a 5-year vesting schedule commencing December 28, 1993. These options generally become exercisable at the vesting date and do not have an expiration date. The option price per share is $8,364.05, and each exercised option will be repurchased by the Company at a price calculated using a formula set forth in the stock option plan.


                                            AGGREGATED 1998 OPTION EXERCISES
                                           AND DECEMBER 31, 1998 OPTION VALUES
                                                                                        VALUE OF EXERCISABLE
                          NO. OF                                  NO. OF EXERCISABLE        IN-THE-MONEY
                          SHARES               VALUE                  OPTIONS AT             OPTIONS AT
  NAME                   EXERCISED           REALIZED ($)         DECEMBER 31, 1998      DECEMBER 31, 1998($)
  ----                   ---------           ------------         -----------------      --------------------

R. S. Rosati                  0                    0                         200               1,669,006
F. J. Habic                   0                    0                         100                 834,503
J. W. Schulte                 0                    0                         100                 834,503
R. Vignovic                   0                    0                         100               1,464,228
R. N. Gentile                 0                    0                          50                 417,252


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The directors and executive officers of BTC (Holdings' sole general partner) and TCC receive no compensation. See 'Management--Compensation of Directors and Executive Officers.'

         James J. Mossman, Peter G. Peterson and Stephen A. Schwarzman serve as directors of BTC (Holdings' sole general partner) and TCC. Transtar pays a monitoring fee of 0.15% of its consolidated revenue to Blackstone Management Partners L.P. James J. Mossman, Peter G. Peterson and Stephen A. Schwarzman are partners of Blackstone Management Partners L.P. Monitoring fees paid were approximately $747,000 for 1998, $789,000 for 1997, and $765,000 for 1996.

                                PENSION BENEFITS

         Transtar, Inc. pension benefits are comprised of two defined benefits: the first, based on final earnings and the second, on career earnings. The following table shows the annual final earnings pension benefits for retirement at age 62 (or earlier under certain circumstances), for various levels of eligible earnings which would be payable to employees retiring with representative years of service based on a formula of a specified percentage (dependent on years of service) of average annual eligible earnings in the five consecutive years of the ten years prior to retirement in which such earnings were highest. Eligible earnings are base earnings and exclude any bonuses paid. As of December 31, 1998, Messrs. Rosati, Habic, Schulte, Vignovic, and Gentile have 33, 34, 32, 34, and 19 credited years of service, respectively.

                            TABLE OF PENSION BENEFITS

                         FINAL EARNINGS PENSION BENEFITS

 AVERAGE ANNUAL
ELIGIBLE EARNINGS
 FOR HIGHEST FIVE
CONSECUTIVE YEARS
  IN TEN-YEAR                                        ANNUAL BENEFITS FOR YEARS OF SERVICE
PERIOD PRECEDING              -----------------------------------------------------------------------------
   RETIREMENT                  15 YRS.       20 YRS.      25 YRS.       30 YRS.      35 YRS.      40 YRS.
-----------------             --------       -------      -------       -------      -------      -------
      $125,000                $ 21,656      $ 28,875     $ 36,094      $ 43,313     $ 51,188     $ 59,063
       150,000                  25,988        34,650       43,313        51,975       61,425       70,875
       175,000                  30,319        40,425       50,531        60,638       71,663       82,688
       200,000                  34,650        46,200       57,750        69,300       81,900       94,500
       225,000                  38,981        51,975       64,969        77,963       92,138      106,313
       250,000                  43,313        57,750       72,188        86,625      102,375      118,125
       300,000                  51,975        69,300       86,625       103,950      122,850      141,750
       350,000                  60,638        80,850      101,063       121,275      143,325      165,375
       400,000                  69,300        92,400      115,500       138,600      163,800      189,000
       450,000                  77,963       103,950      129,938       155,925      184,275      212,625
       500,000                  86,625       115,500      144,375       173,250      204,750      236,250


         Annual career earnings pension benefits are equal to 1% of total career eligible earnings plus a 30% supplement. The estimated annual career earnings benefits payable at normal retirement age 65, assuming no increase in annual earnings, will be $56,300 for Mr. Rosati, $48,430 for Mr. Habic, $45,070 for Mr. Schulte, $31,530 for Mr. Vignovic, and $60,040 for Mr. Gentile. Benefits from the final earnings and the career earnings reflected above are not subject to any reduction or offset for Social Security entitlements. Benefits from the final earnings reflected above are subject to a reduction or offset for a portion of Railroad Retirement entitlements. Benefits may be paid as an actuarially determined lump sum in lieu of monthly pensions under both the final earnings and career earnings provisions of the Plan.

         In addition to the pension benefit described above, R. S. Rosati is entitled to the benefits shown in the table below based on bonuses paid under the Annual Incentive Compensation Plan upon retirement after age 60.


                          SUPPLEMENTAL PENSION BENEFITS

AVERAGE ANNUAL BONUS
    EARNINGS FOR
   THREE HIGHEST
 YEARS IN TEN-YEAR                                   ANNUAL BENEFITS FOR YEARS OF SERVICE
 PERIOD PRECEDING                ----------------------------------------------------------------------------
    RETIREMENT                    15 YRS.       20 YRS.      25 YRS.       30 YRS.      35 YRS.      40 YRS.
----------------------            -------       -------      -------       -------      -------      -------
$100,000                         $ 23,100      $ 30,800     $ 38,500      $ 46,200     $ 53,900     $ 61,600
 200,000                           46,200        61,600       77,000        92,400      107,800      123,200
 300,000                           69,300        92,400      115,500       138,600      161,700      184,800

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


                              CERTAIN TRANSACTIONS

         Transtar pays to each of USX and Blackstone Management Partners L.P. a monitoring fee of 0.15% of Transtar's consolidated revenue. Total monitoring fees paid were approximately $1.5 million for 1998, $1.6 million for 1997 and $1.5 million for 1996.

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

         In February 1997, in accordance with the Notes Indenture and related to certain dividends paid into the escrow account in 1996, Holdings offered to repurchase a portion of the Notes at an offer price equal to 101% of the accreted value of such Notes on the date of purchase. The offer to purchase the Notes was made by a notice to holders of the Notes and was held open for 20 business days. No Notes were tendered for repurchase.

         Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on the Notes, make certain payments permitted under the Notes Indenture, purchase or optionally redeem Notes or to pay administrative expenses of Holdings. In 1998, 1997 and 1996, in accordance with the Notes Indenture and an agreement governing the escrow account, Holdings withdrew from the escrow account $0.7 million, $13.7 million and $0.9 million, respectively, to distribute to its partners, and withdrew $0.2 million,$0.3 million and $0.7 million, respectively, to pay certain administrative expenses. As of December 31, 1998 the escrow balance is $47.3 million. Interest earned on the escrow balance amounted to $2.6 million, $2.4 million and $1.4 million in 1998, 1997 and 1996, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

THE ISSUERS

         The following table and accompanying footnotes set forth the beneficial ownership of partnership interests of Holdings. TCC is a wholly owned subsidiary of Holdings.

                                                                                Percentage        Economic
  Name of Beneficial Owners                    Type of Interest                  of Class        Interest (1)
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

     The following table sets forth the ownership of Transtar as of December 31, 1998:

                             Voting Stock   % of Voting      Nonvoting        % of Non-         % of Total
     Shareholder               Owned           Shares       Stock Owned     voting Shares         Shares
     -----------               -----           ------       -----------     -------------         ------

Transtar Holdings, L.P. ..      5,100           51%            5,100              55%                53%
USX Corporation ..........      4,900           49             3,900              42                 46
Management ...............         --           --               296               3                  1
                               ------          ---             -----             ---                ---
    Total ................     10,000          100%            9,296             100%               100%
                               ======          ===             =====             ===                ===

         Management's direct interest has been reduced since Transtar's formation due to repurchases of 704 shares of nonvoting stock from retiring managers. Certain shares have been allocated to promoted managers in a stock option program. Including the effect of this program, total economic ownership of management would be 5 percent.

         The Board of Directors of Transtar consists of five members, three of which are designated by Blackstone and two by USX pursuant to a Stockholders' Agreement.

         As of December 31, 1998, all of the subsidiaries of Transtar were wholly owned, directly or indirectly, by Transtar.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DEPENDENCE UPON USX

         For the year 1998, approximately 57% of Transtar's revenues were derived from the provision of services to USX and its affiliates. Transtar's operating relationship with USX is governed by certain Transportation Services Agreements. These agreements, along with Transtar's exclusive rail access to virtually all USX's steel facilities and its integration within these facilities, provide some stability to Transtar's cash flows. The Transportation Services Agreements which existed at the formation of Transtar provided Transtar with certain rights including: (i) sole serving rail carrier status at USX's Minntac, Gary, Fairfield and Mon Valley facilities as well as USS/Kobe's Lorain facility; (ii) sole rights to perform specified USX in-plant switching services;
(iii) sole serving Great Lakes Fleet bulk commodity carrier status for USX, including USS/Kobe; and (iv) primary inland barge operator status for the water transport of USX's commodities originating at or destined for Birmingham, Alabama. With respect to the services referred to in clause (i) above, the Transportation Services Agreements provided that such services would continue indefinitely as long as a non-Transtar rail carrier had not obtained access to the USX facility being served; with respect to the services referred to in clause (ii) above, the agreements were exclusive through 1998 and provided that such services would continue indefinitely so long as USX had not purchased from Transtar or otherwise obtained the Transtar track on which such services were provided; with respect to the services referred to in clause (iii) above, the agreements provided that such services would continue for a term ending on March 15,1999 for USS/Kobe and March 15, 2000 for the other USX facilities, which terms would have been automatically renewed for successive one-year periods unless either USX or Transtar had given the other at least three years prior written notice of termination; with respect to the services described in clause (iv) above, the agreements provided that such services would generally continue until December 28, 1998. The agreements also provided that USX should not, at any time, take any action (a) which would in any way, either directly or indirectly, encourage any non-Transtar rail carrier to attempt to obtain access to any of the USX plants for which Transtar is the sole serving rail carrier or (b) which would in any way assist in and/or support any such rail carrier in any efforts to obtain such access; provided that USX could, after December 28, 1998, request that an independent arbitrator determine whether it is reasonable and equitable under the facts, circumstances and the regulatory and competitive conditions in effect at that time, at one or more facilities, for USX to seek access for a non-Transtar rail carrier.

         With respect to the services referred to in clause (ii) above, USS/Kobe Steel Company elected to terminate in-plant switching services provided by the Lake Terminal Railroad (a Transtar subsidiary) effective December 29, 1998. USS/Kobe has not purchased or otherwise obtained any Transtar track at this facility. In-plant switching services provided by parties other than Transtar will be performed on tracks currently owned by USS/Kobe. The annual impact on Transtar will be a revenue reduction of approximately $8.0 million, with no material impact on operating income.

         With respect to the services referred to in clause (iii) above, USS/Kobe Steel Company, on March 14, 1996, provided written notice to terminate on March 15, 1999, the end of their primary term. USX on February 12, 1997 provided written notice of their intent to terminate effective March 15, 2000.

         In December 1998, Transtar, USX and USS/Kobe (for USS/Kobe Great Lakes Fleet bulk commodity carrier service only) executed new Transportation Services Agreements which, among other things, extend the time and exclusivity periods of the original agreements. The new agreements were approved on February 12, 1999 by the lending institutions who participate in Transtar's Credit Agreement. The new agreements were retroactively effective July 1, 1998 and will extend through December 31, 2004 for the services referred to in clauses (i), (ii) and (iv) above, with the exception of rail and rail related services at USS/Kobe Steel (see below), and will extend through March 15, 2005 for the services referred to in clause (iii) above. With respect to the services referred to in clause (i) above, the new Transportation Services Agreements provide that such services will continue indefinitely as long as a non-Transtar rail carrier has not obtained access to the USX facility being served; with respect to the services referred to in clause (ii) above, the agreements are exclusive through 2004 and provide that such services will continue indefinitely so long as USX has not purchased from Transtar or otherwise obtained the Transtar track on which such services are provided. The new agreements cover all of the services currently provided by Transtar, except that a third party may provide transportation services for: with respect to the services referred to in clause (i) above, a maximum per year of forty percent of blast furnace burden tonnage destined for USX's Edgar Thomson facility in the Mon Valley; with respect to the services referred to in clause (iii) above, a maximum of six hundred thousand gross tons of iron ore pellets destined for USS/Kobe Steel in 1998 and through March 15, 1999, a maximum per year of ten percent of tonnage via the Great Lakes from March 16, 1999 through March 15, 2003 and a maximum per year of fifteen percent of tonnage via the Great Lakes from March 16, 2003 through March 15, 2005; and with respect to the services referred to in clause (iv) above, a maximum per year of ten percent of imported iron ore and coke tonnage destined for USX's Fairfield, Alabama facility, a maximum per year of ten percent of export coal tonnage originating at US Steel's Concord Preparation Plant and a maximum per year of ten percent of domestic coal tonnage via barge originating at US Steel's Concord Preparation Plant. The agreements provide that USX shall not, at any time, take any action (a) which would in any way, either directly or indirectly, encourage any non-Transtar rail carrier to attempt to obtain access to any of the USX plants for which Transtar is the sole serving rail carrier or (b) which would in any way assist in and/or support any such rail carrier in any efforts to obtain such access; provided that USX may, after December 31, 2004, request that an independent arbitrator or mediator determine whether it is reasonable and equitable under the facts, circumstances and the regulatory and competitive conditions in effect at that time, at one or more facilities, for USX to seek access for a non-Transtar rail carrier. Transtar is required to acquire certain coke rail cars, not to exceed a maximum expenditure of $20 million. The agreements also provide for certain price concessions and market based price changes. USX is entitled to a refund of approximately $6.3 million (with an equal reduction in Transtar's operating income which was recognized in June
1998) for services provided during the first half of 1998. Including this refund, total price concessions for 1998 reduced Transtar's revenue and operating income by $14.4 million.

         On December 29, 1998, Transtar and USS/Kobe executed a new Transportation Services Agreement for sole service carrier work including absorbed switching, single line movements and other related transportation services. This agreement was approved on February 12, 1999 by the lending institutions who participate in Transtar's Credit Agreement. The new agreement was effective December 29, 1998 and extends through December 31, 2008 for the sole service carrier work. In-plant scrap handling via rubber tire vehicles is under contract until July 31, 2000. The agreement provides that USS/Kobe shall not, during the term of the agreement, take any action (a) which would in any way, either directly or indirectly, encourage any non-Transtar rail carrier to attempt to obtain access to the USS/Kobe Works or (b) which would in any way assist in and/or support any such rail carrier in any efforts to obtain such access. The agreement provides for market based price changes and no price concessions.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1).  FINANCIAL STATEMENTS
         Financial Statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 18.

(a)(2).  FINANCIAL STATEMENT SCHEDULES
         Schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the financial statements or the notes thereto.

(a)(3).  EXHIBITS

Footnote   Exhibit
  Ref.       No                                Description
  ----       --                                -----------

   (a)       3.1      Certificate of Incorporation of Transtar Capital
                      Corporation, filed with the Secretary of State of the State of Delaware on November 23, 1993.

   (a)       3.2      By-laws of Transtar Capital Corporation.

   (a)       3.3      Certificate of Incorporation of Blackstone Transportation
                      Company, Inc., the controlling general partner of Transtar
                      Holdings, L.P. (Holdings), filed with the Secretary of State of the State of Delaware on November 23, 1993.

   (a)       3.4      By-laws of Blackstone Transportation Company, Inc., the
                      controlling general partner of Transtar Holdings, L.P.

   (a)       3.5      Second Amended and Restated Agreement of Limited
                      Partnership of Transtar Holdings, L.P.

   (a)       3.6      Amended and Restated Certificate of Limited Partnership of
                      Holdings

   (a)       3.7      By-laws of Transtar, Inc.

   (a)       4.2      Specimen Certificate of 13 3/8% Series B Senior Discount
                      Notes due 2003 (the Notes) (included in Exhibit 4.3 hereto).

   (a)       4.3      Indenture, dated as of December 7, 1993, among Holdings,
                      TCC and the United States Trust Company of New York, as trustee, pursuant to which the Notes were issued.

   (a)      10.3      Credit Agreement, dated as of December 7, 1993, among
                      Transtar, Inc. and Chemical Bank as Agent and Issuing Bank thereunder.

   (d)      10.3.1    Second amendment dated as of September 15, 1995 to
                      the Credit Agreement dated as of December 7, 1993 among Transtar, Inc. and Chemical Bank as Agent and Issuing Bank thereunder.

   (g)      10.3.2    Amendment and Waiver dated as of March 12, 1997 to the
                      Credit Agreement dated as of December 7, 1993 among
                      Transtar, Inc. and the Chase Manhattan Bank as Agent and
                      Issuing Bank thereunder.

   (g)      10.3.3    Third Amendment and Waiver dated as of October 9, 1997 to
                      the Credit Agreement dated as of December 7, 1993 among Transtar, Inc. and the Chase Manhattan Bank as Agent and
                      Issuing Bank thereunder.

   (a)      10.4      Stockholders Agreement, dated as of December 28, 1988, by
                      and among Blackstone Capital Partners L.P., Blackstone
                      Transportation Partners L.P., USX Corporation and
                      Transtar, Inc.

   (a)      10.5      Transportation Services Agreement, dated December 28,
                      1988, between Transtar, Inc. and USX Corporation.

            10.5.1 Transportation Services Agreement, dated July 1, 1998, between Transtar, Inc. and USX Corporation.

            10.5.2 Transportation Services Agreement, dated December 29, 1998, between Transtar, Inc. and USS/Kobe Steel Company.

   (a)      10.6      Transportation Agreement, dated March 16, 1988, between
                      USX Corporation and USS Great Lakes Fleet, Inc.

Footnote   Exhibit
  Ref.       No                                Description
  ----       --                                -----------

            10.6.1 Transportation Services Agreement, dated July 1, 1998 between USS Great Lakes Fleet, Inc. and USX Corporation and USS/Kobe Steel Company.

   (a)      10.7      Transportation Services Agreement, dated December 28,
                      1988, between Transtar, Inc. and U.S. Steel Mining.

            10.7.1 Transportation Services Agreement, dated July 1, 1998, between Transtar, Inc. and U.S. Steel Mining Co., LLC.

   (a)      10.8      Management Stock Trust Agreement, dated December 28, 1988, between Transtar, Inc. and Pittsburgh National Bank.

   (a)      10.10     Transtar, Inc. Equity Participation Plan, dated December
                      28, 1988, as amended.

   (e)      10.13     Transtar, Inc. Savings Plan for Salaried Employees,
                      effective January 1, 1989 as amended through January 1,
                      1996.

   (a)      10.14     Transtar, Inc. Flexible Compensation Plan for
                      Non-Represented Employees of Transtar, Inc. and Subsidiary
                      Companies, effective January 1, 1989.

   (e)      10.14.1   Transtar, Inc. Split Dollar Life Insurance Plan, effective
                      July 1, 1994.

   (a)      10.15     Layoff Unemployment Benefit Program for Non-Union Salaried
                      Employees as amended January 1, 1989.

   (e)      10.16     Transtar, Inc. Salaried Retirement Plan, effective January
                      1, 1989 as amended through January 1, 1996.

   (g)      10.16.1   Second Amendment to the Transtar, Inc. Salaried Retirement
                      Plan, effective January 1, 1997.

   (g)      10.16.2   Fifth Amendment to the Transtar, Inc. Salaried Retirement
                      Plan, effective January 1, 1998.

            10.16.3 Sixth Amendment to the Transtar, Inc. Salaried Retirement Plan, effective January 1, 1999.

   (g)      10.17     Transtar, Inc. Non Tax-Qualified Pension Plan, effective
                      January 1, 1994.

   (g)      10.18     Transtar, Inc. Supplemental Thrift Program, effective
                      January 1, 1994.

   (g)      10.19     Transtar, Inc. Supplemental Pension Program, effective
                      January 1, 1994.

   (a)      10.20     Amendment No. 1 to Bareboat Charter, dated as of September
                      29, 1989, between PNC Leasing Corp and Transtar, Inc.

   (a)      10.21     Bareboat Charter, dated as of June 1, 1990, between PNC
                      Leasing Corp and Transtar, Inc.

   (a)      10.22     Bareboat Charter Party, dated as of September 30, 1991,
                      between Joy Finance Company and Transtar, Inc.

   (a)      10.23     Lease Agreement, dated as of May 1, 1980, between GATX
                      Leasing Corporation, successor to Gould Leasing Services,
                      Inc., and Bessemer and Lake Erie Railroad Company.

   (a)      10.24     Equipment Lease, dated as of May 30, 1980, between the
                      Bessemer and Lake Erie Railroad Company and State Street
                      Bank as Trustee.

   (a)      10.25     Master Railcar Lease Agreement, dated as of April 30,
                      1993, between The CIT Group/Equipment Financing, Inc. and
                      Elgin, Joliet and Eastern Railway Company.

   (a)      10.26     Railroad Equipment Lease, dated as of November 15, 1989,
                      between Elgin, Joliet & Eastern Railway Company and Mellon
                      Financial Services Corporation #3.

   (a)      10.27     Bareboat Charter, dated as of June 1, 1989, between PNC
                      Leasing Corp and Transtar, Inc.

   (a)      10.28     Amendment No. 1 to Indenture of Trust and First Preferred
                      Ship Mortgage, dated March 19, 1982, between The
                      Connecticut Bank and Trust Company, as Owner Trustee, and
                      Mercantile-Safe Deposit and Trust Company, as Indenture
                      Trustee.

   (a)      10.29     Note Purchase Agreement, dated as of May 26, 1983.

   (a)      10.30     Charter, dated as of September 1, 1980, between The
                      Connecticut Bank and Trust Company and United States Steel
                      Corporation.

   (a)      10.31     Assignment Agreement and Supplement No. 2 to First
                      Preferred Fleet Mortgage, dated as of December 3, 1987.

   (a)      10.32     Assignment of Second Transportation Services Agreement,
                      dated as of July 1, 1981, between United States Steel
                      Corporation and USS Great Lakes Fleet, Inc.

   (a)      10.33     Option Agreement, dated as of July 2, 1975, among Litton
                      Industries, Inc. and Litton Industries Leasing Corporation and United States Steel Corporation.

Footnote   Exhibit
  Ref.       No                                Description
  ----       --                                -----------


   (a)      10.34     Release, dated as of July 2, 1975, between Litton Great
                      Lakes Corporation and United States Steel Corporation.

   (a)      10.35     Consent, dated as of December 21, 1988, from Xerox
                      Corporation to USX Corporation.

   (a)      10.36     Guaranty, dated as of December 27, 1988, from USX
                      Corporation to Litton Industries, Inc., Litton Credit
                      Corporation, Litton Great Lakes Corp. and Litton
                      Industries Leasing Corporation.

   (a)      10.37     Assignment of Engineering and Maintenance Agreement, dated as of July 1, 1991, between United States Steel
                      Corporation and USS Great Lakes Fleet Services, Inc.

   (a)      10.38     Lease Renewal, dated as of October 24, 1991, between USS
                      Great Lakes Fleet, Inc. and Labovitz Enterprises.

   (a)      10.40     Assignment of Leases, dated as of May 31, 1984, between
                      Duluth, Missabe and Iron Range Railway Company and Joel
                      Labovitz.

   (a)      10.41     Indenture of Lease, dated as of April 7, 1982, between
                      Duluth, Missabe and Iron Range Railway Company and USS
                      Great Lakes Fleet Services, Inc.

   (a)      10.42     Environmental Indemnification Agreement, dated as of
                      December 28, 1988, among USX Corporation, Transtar and certain subsidiaries of Transtar.

   (b)      10.43     Settlement Agreement among Transtar, Inc., Bessemer and
                      Lake Erie Railroad Company and USX Corporation dated
                      October 6, 1994.

   (f)      10.44.1   Transtar, Inc. Amended Stock Option Plan.

   (c)      10.45     Equipment Lease Agreement dated as of July 15, 1994
                      between GATX Third Aircraft Corporation and Elgin, Joliet and Eastern Railway Company.

   (c)      10.46     Bareboat Charter dated as of June 30, 1994 between GATX
                      Third Aircraft Corporation and Transtar, Inc.

   (e)      10.47     Master Equipment Lease Agreement dated as of December 28,
                      1995 between Birmingham Southern Railroad company and
                      Nationsbanc Leasing Corporation of North Carolina.

   (e)      10.48     Master Equipment Lease Agreement dated as of December 28,
                      1995 between Duluth, Missabe and Iron Range Railway company and Heller Financial Leasing, Inc.

            12.1      Statement of Computation of Ratio of Earnings to Fixed
                      Charges.

   (a)      21.1      Significant Subsidiaries of Transtar Holdings, L.P.

            27        Financial Data Schedule.

-------------------

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

   (c)   Previously filed with Form 10-K on March 24, 1995.

   (d)   Previously filed with Form 10-Q on November 1, 1995.

   (e)   Previously filed with Form 10-K on March 22, 1996.

   (f)   Previously filed with Form 10-K on March 21, 1997.

   (g)   Previously filed with Form 10-K on March 27, 1998.

(B).     REPORTS ON 8-K

         Holdings and TCC did not file any reports on Form 8-K during the quarter ended December 31, 1998.

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

                                   SIGNATURES

Pursuant to the requirements of Section 15(a) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th of March, 1999.

                                 TRANSTAR HOLDINGS, L.P.

                                 By Blackstone Transportation Company, Inc.
                                  its controlling general partner


                                 By /s/ Howard A. Lipson
                                   ----------------------------------
                                   Name: Howard A. Lipson
                                   Title: Treasurer



                                 TRANSTAR CAPITAL CORPORATION

                                 By /s/ Howard A. Lipson
                                   ----------------------------------
                                   Name: Howard A. Lipson
                                   Title: Treasurer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 25, 1999.

                  SIGNATURES                                           TITLE
                  ----------                                           -----


          /s/ James J. Mossman                     Director and President (Principal Executive Officer)
          -------------------------------          of BTC and TCC
              James J. Mossman


          /s/ Howard A. Lipson                     Treasurer (Principal Financial Officer and Principal
          -------------------------------          Accounting Officer) of BTC and TCC
              Howard A. Lipson


          /s/ Stephen A. Schwarzman                Director of BTC and TCC
          -------------------------------
              Stephen A. Schwarzman


          /s/ Peter G. Peterson                    Director of BTC and TCC
          -------------------------------
              Peter G. Peterson

             -----------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                      -----------------------------------



                                    EXHIBITS
                                   filed with
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998




                       -----------------------------------




                             TRANSTAR HOLDINGS, L.P.
                          TRANSTAR CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)
                                      6719
                                      6719
                          (Primary Standard Industrial
                           Classification Code Number)








             -----------------------------------------------------

                                INDEX TO EXHIBITS

FOOTNOTE   EXHIBIT
  REF.       NO                        DESCRIPTION
  ----       --                        -----------

   (a)       3.1      Certificate of Incorporation of Transtar Capital
                      Corporation, filed with the Secretary of State of the State of Delaware on November 23, 1993.

   (a)       3.2      By-laws of Transtar Capital Corporation.

   (a)       3.3      Certificate of Incorporation of Blackstone
                      Transportation Company, Inc., the controlling general partner of Transtar Holdings, L.P. (Holdings), filed with the Secretary of State of the State of Delaware on November 23, 1993.

   (a)       3.4      By-laws of Blackstone Transportation Company, Inc., the
                      controlling general partner of Transtar Holdings, L.P.

   (a)       3.5      Second Amended and Restated Agreement of Limited
                      Partnership of Transtar Holdings, L.P.

   (a)       3.6      Amended and Restated Certificate of Limited Partnership of
                      Holdings

   (a)       3.7      By-laws of Transtar, Inc.

   (a)       4.2      Specimen Certificate of 13 3/8% Series B Senior Discount
                      Notes due 2003 (the Notes) (included in Exhibit 4.3 hereto).

   (a)       4.3      Indenture, dated as of December 7, 1993, among
                      Holdings, TCC and the United States Trust Company of New
                      York, as trustee, pursuant to which the Notes were issued.

   (a)      10.3      Credit Agreement, dated as of December 7, 1993, among
                      Transtar, Inc. and Chemical Bank as Agent and Issuing Bank thereunder.

   (d)      10.3.1    Second amendment dated as of September 15, 1995 to
                      the Credit Agreement dated as of December 7, 1993 among Transtar, Inc. and Chemical Bank as Agent and Issuing Bank thereunder.

   (g)      10.3.2    Amendment and Waiver dated as of March 12, 1997 to
                      the Credit Agreement dated as of December 7, 1993 among Transtar, Inc. and the Chase Manhattan Bank as Agent and
                      Issuing Bank thereunder.

   (g)      10.3.3    Third Amendment and Waiver dated as of October 9,
                      1997 to the Credit Agreement dated as of December 7, 1993 among Transtar, Inc. and the Chase Manhattan Bank as Agent and Issuing Bank thereunder.

   (a)      10.4      Stockholders Agreement, dated as of December 28,
                      1988, by and among Blackstone Capital Partners L.P.,
                      Blackstone Transportation Partners L.P., USX Corporation and Transtar, Inc.

   (a)      10.5      Transportation Services Agreement, dated December 28,
                      1988, between Transtar, Inc. and USX Corporation.

            10.5.1 Transportation Services Agreement, dated July 1, 1998, between Transtar, Inc. and USX Corporation.

            10.5.2 Transportation Services Agreement, dated December 29, 1998, between Transtar, Inc. and USS/Kobe Steel Company.

   (a)      10.6      Transportation Agreement, dated March 16, 1988, between
                      USX Corporation and USS Great Lakes Fleet, Inc.

            10.6.1 Transportation Services Agreement, dated July 1, 1998 between USS Great Lakes Fleet, Inc. and USX Corporation and USS/Kobe Steel Company.

   (a)      10.7      Transportation Services Agreement, dated December 28,
                      1988, between Transtar, Inc. and U.S. Steel Mining.

            10.7.1 Transportation Services Agreement, dated July 1, 1998, between Transtar, Inc. and U.S. Steel Mining Co., LLC.

   (a)      10.8      Management Stock Trust Agreement, dated December 28, 1988, between Transtar, Inc. and Pittsburgh National Bank.

   (a)      10.10     Transtar, Inc. Equity Participation Plan, dated December
                      28, 1988, as amended.

   (e)      10.13     Transtar, Inc. Savings Plan for Salaried Employees,
                      effective January 1, 1989 as amended through January 1,
                      1996.

   (a)      10.14     Transtar, Inc. Flexible Compensation Plan for
                      Non-Represented Employees of Transtar, Inc. and Subsidiary
                      Companies, effective January 1, 1989.

   (e)      10.14.1   Transtar, Inc. Split Dollar Life Insurance Plan, effective
                      July 1, 1994.

FOOTNOTE   EXHIBIT
  REF.       NO                        DESCRIPTION
  ----       --                        -----------

   (a)      10.15     Layoff Unemployment Benefit Program for Non-Union Salaried
                      Employees as amended January 1, 1989.

   (e)      10.16     Transtar, Inc. Salaried Retirement Plan, effective January
                      1, 1989 as amended through January 1, 1996.

   (g)      10.16.1   Second Amendment to the Transtar, Inc. Salaried Retirement
                      Plan, effective January 1, 1997.

   (g)      10.16.2   Fifth Amendment to the Transtar, Inc. Salaried Retirement
                      Plan, effective January 1, 1998.

            10.16.3 Sixth Amendment to the Transtar, Inc. Salaried Retirement Plan, effective January 1, 1999.

   (g)      10.17     Transtar, Inc. Non Tax-Qualified Pension Plan, effective
                      January 1, 1994.

   (g)      10.18     Transtar, Inc. Supplemental Thrift Program, effective
                      January 1, 1994.

   (g)      10.19     Transtar, Inc. Supplemental Pension Program, effective
                      January 1, 1994.

   (a)      10.20     Amendment No. 1 to Bareboat Charter, dated as of September
                      29, 1989, between PNC Leasing Corp and Transtar, Inc.

   (a)      10.21     Bareboat Charter, dated as of June 1, 1990, between PNC
                      Leasing Corp and Transtar, Inc.

   (a)      10.22     Bareboat Charter Party, dated as of September 30, 1991,
                      between Joy Finance Company and Transtar, Inc.

   (a)      10.23     Lease Agreement, dated as of May 1, 1980, between GATX
                      Leasing Corporation, successor to Gould Leasing Services,
                      Inc., and Bessemer and Lake Erie Railroad Company.

   (a)      10.24     Equipment Lease, dated as of May 30, 1980, between the
                      Bessemer and Lake Erie Railroad Company and State Street
                      Bank as Trustee.

   (a)      10.25     Master Railcar Lease Agreement, dated as of April 30,
                      1993, between The CIT Group/Equipment Financing, Inc. and
                      Elgin, Joliet and Eastern Railway Company.

   (a)      10.26     Railroad Equipment Lease, dated as of November 15, 1989,
                      between Elgin, Joliet & Eastern Railway Company and Mellon
                      Financial Services Corporation #3.

   (a)      10.27     Bareboat Charter, dated as of June 1, 1989, between PNC
                      Leasing Corp and Transtar, Inc.

   (a)      10.28     Amendment No. 1 to Indenture of Trust and First Preferred
                      Ship Mortgage, dated March 19, 1982, between The
                      Connecticut Bank and Trust Company, as Owner Trustee, and
                      Mercantile-Safe Deposit and Trust Company, as Indenture
                      Trustee.

   (a)      10.29     Note Purchase Agreement, dated as of May 26, 1983.

   (a)      10.30     Charter, dated as of September 1, 1980, between The
                      Connecticut Bank and Trust Company and United States Steel
                      Corporation.

   (a)      10.31     Assignment Agreement and Supplement No. 2 to First
                      Preferred Fleet Mortgage, dated as of December 3, 1987.

   (a)      10.32     Assignment of Second Transportation Services Agreement,
                      dated as of July 1, 1981, between United States Steel
                      Corporation and USS Great Lakes Fleet, Inc.

   (a)      10.33     Option Agreement, dated as of July 2, 1975, among Litton
                      Industries, Inc. and Litton Industries Leasing Corporation and United States Steel Corporation.

   (a)      10.34     Release, dated as of July 2, 1975, between Litton Great
                      Lakes Corporation and United States Steel Corporation.

   (a)      10.35     Consent, dated as of December 21, 1988, from Xerox
                      Corporation to USX Corporation.

   (a)      10.36     Guaranty, dated as of December 27, 1988, from USX
                      Corporation to Litton Industries, Inc., Litton Credit
                      Corporation, Litton Great Lakes Corp. and Litton
                      Industries Leasing Corporation.

   (a)      10.37     Assignment of Engineering and Maintenance Agreement,
                      dated as of July 1, 1991, between United States Steel
                      Corporation and USS Great Lakes Fleet Services, Inc.

   (a)      10.38     Lease Renewal, dated as of October 24, 1991, between USS
                      Great Lakes Fleet, Inc. and Labovitz Enterprises.

   (a)      10.40     Assignment of Leases, dated as of May 31, 1984, between
                      Duluth, Missabe and Iron Range Railway Company and Joel
                      Labovitz.

   (a)      10.41     Indenture of Lease, dated as of April 7, 1982, between
                      Duluth, Missabe and Iron Range Railway Company and USS
                      Great Lakes Fleet Services, Inc.

   (a)      10.42     Environmental Indemnification Agreement, dated as of
                      December 28, 1988, among USX Corporation, Transtar and certain subsidiaries of Transtar.

   (b)      10.43     Settlement Agreement among Transtar, Inc., Bessemer and
                      Lake Erie Railroad Company and USX Corporation dated
                      October 6, 1994.

FOOTNOTE   EXHIBIT
  REF.       NO                        DESCRIPTION
  ----       --                        -----------

   (f)      10.44.1   Transtar, Inc. Amended Stock Option Plan.

   (c)      10.45     Equipment Lease Agreement dated as of July 15, 1994
                      between GATX Third Aircraft Corporation and Elgin, Joliet and Eastern Railway Company.

   (c)      10.46     Bareboat Charter dated as of June 30, 1994 between GATX
                      Third Aircraft Corporation and Transtar, Inc.

   (e)      10.47     Master Equipment Lease Agreement dated as of December 28,
                      1995 between Birmingham Southern Railroad company and
                      Nationsbanc Leasing Corporation of North Carolina.

   (e)      10.48     Master Equipment Lease Agreement dated as of December 28,
                      1995 between Duluth, Missabe and Iron Range Railway company and Heller Financial Leasing, Inc.

            12.1      Statement of Computation of Ratio of Earnings to Fixed
                      Charges.

   (a)      21.1      Significant Subsidiaries of Transtar Holdings, L.P.

            27        Financial Data Schedule.

------------------

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

   (g)   Previously filed with Form 10-K on March 27, 1998.