Form 10-Q
period 1999-03-31
TRANSTAR HOLDINGS LP
filed 1999-05-12
CIK 916533

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________

                  Commission File Number   033-73270
                                           ------------------------
                  Commission File Number   033-73270-1
                                           ------------------------

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

                      Yes    X                No
                           -----                  ------


--------------------------------------------------------------------------------

                             Transtar Holdings, L.P.
                          Transtar Capital Corporation
                                    Form 10-Q
                      Quarterly Period Ended March 31, 1999


                                      INDEX

                                                                                                            PAGE
                                                                                                            ----

PART I -  FINANCIAL INFORMATION

         A.       TRANSTAR HOLDINGS, L.P.
                     Consolidated Balance Sheet                                                               3
                     Consolidated Statements of Income and Partners' Equity                                   4
                     Consolidated Statement of Cash Flows                                                     5
                     Notes to Consolidated Financial Statements                                               6
                     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                                   7
                     Quantitative and Qualitative Disclosures About Market Risk                               7

         B.       TRANSTAR, INC.
                     Consolidated Balance Sheet                                                               8
                     Consolidated Statements of Income and Retained Earnings                                  9
                     Consolidated Statement of Cash Flows                                                    10
                     Notes to Consolidated Financial Statements                                              11
                     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                                  12
                     Quantitative and Qualitative Disclosures About Market Risk                              14

PART II -  OTHER INFORMATION                                                                                 15

SIGNATURE                                                                                                    16

PART I - FINANCIAL INFORMATION
  A.  TRANSTAR HOLDINGS, L.P.




                             TRANSTAR HOLDINGS, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                            March 31,               December 31,
                                                              1999                      1998
                                                              ----                      ----
                                                                   (dollars in thousands)

    ASSETS
Current assets:
  Cash and cash equivalents                                 $     289                  $     286
  Other current assets                                              -                          8
                                                            ---------                  ---------
    Total current assets                                          289                        294

Restricted cash                                                47,914                     47,328

Investment in Transtar                                         52,583                     54,258

Other assets                                                    3,444                      3,629
                                                            ---------                  ---------
    Total assets                                            $ 104,230                  $ 105,509
                                                            =========                  =========

    LIABILITIES
Current liabilities:
  Accounts payable and other current liabilities                $ 242                     $  205
Long-term debt                                                199,142                    192,736
                                                            ---------                  ---------
    Total liabilities                                         199,384                    192,941
   PARTNERS' EQUITY (DEFICIT)                                 (95,154)                   (87,432)
                                                            ---------                  ---------
    Total liabilities and partners' equity                  $ 104,230                  $ 105,509
                                                            =========                  =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                           For the quarter ended
                                                                  March 31,
                                                           ---------------------
                                                          1999                1998
                                                          ----                ----
                                                          (dollars in thousands)
Revenues                                                 $       -            $      -
                                                         ---------            --------
Operating expenses:
    Selling, general and administrative expenses                46                  55
                                                         ---------            --------
        Operating (loss)                                       (46)                (55)
Interest income                                                590                 654
Interest and other financial expenses                       (6,591)             (5,813)
                                                         ---------            --------
    (Loss) before equity in earnings of Transtar            (6,047)             (5,214)
Equity in earnings of Transtar                              (1,403)              2,319
                                                         ---------            --------
    Net (loss)                                           $  (7,450)           $ (2,895)
                                                         =========            ========




                 CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                                     (UNAUDITED)


Partners' equity (deficit), beginning of period          $ (87,432)           $(95,370)
Distribution to partners                                         -                   -
Net (loss)                                                  (7,450)             (2,895)
Other adjustments to partners' equity                         (272)               (788)
                                                         ---------            --------
Partners' equity (deficit), end of period                $ (95,154)           $(99,053)
                                                         =========            ========



        The accompanying notes are an integral part of these consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                           For the quarter ended
                                                                                 March 31,
                                                                        ----------------------------
                                                                        1999                    1998
                                                                        ----                    ----
                                                                           (dollars in thousands)

OPERATING ACTIVITIES:
Net (loss)                                                            $ (7,450)               $ (2,895)
Adjustments to reconcile to net cash provided
 by operating activities:
  Amortization                                                               -                       -
  Non-cash interest and other financial expenses                         6,591                   5,813
  Non-cash interest income                                                (587)                   (649)
  Equity in earnings of Transtar                                         1,403                  (2,319)
  Changes in:
    Accounts payable                                                        37                      67
    Other assets and liabilities                                             9                     (12)
                                                                      --------                --------
        Net cash provided by operating activities                            3                       5
                                                                      --------                --------


INVESTING ACTIVITIES:
        Net cash provided by investing activities                            -                       -
                                                                      --------                --------


FINANCING ACTIVITIES:
Distribution to partners                                                     -                       -
Withdrawal from restricted cash                                              -                     945
                                                                      --------                --------
        Net cash provided by financing activities                            -                     945
                                                                      --------                --------


Increase in cash and cash equivalents                                        3                     950
Cash and cash equivalents at beginning of period                           286                     260
                                                                      --------                --------
Cash and cash equivalents at end of period                            $    289                $  1,210
                                                                      ========                ========




        The accompanying notes are an integral part of these consolidated financial statements.

                            TRANSTAR HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1999


NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations for the three month period ended March 31, 1999 have been included. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this quarterly report, reference should be made to the financial statements, schedules and notes contained in Transtar Holdings, L.P.'s (Holdings) Annual Report on Form 10-K for the year ended December 31, 1998. Transtar Capital Corporation (TCC), a subsidiary of Holdings, is a shell corporation which has nominal assets and no liabilities, operations or cash flows. Accordingly, the financial statements of TCC are not presented because they do not provide material information to investors.

NOTE 2: LONG-TERM DEBT:

On December 7, 1993, Holdings and TCC (Issuers) issued $218 million aggregate principal amount of 13.375% Senior Discount Notes due December 15, 2003 (Notes). The Notes are the joint and several obligations of the Issuers. An original issue discount of $118 million is being amortized over a six year period commencing December 15, 1993 and ending December 15, 1999. Interest will be payable semi-annually in arrears on June 15 and December 15 commencing on June 15, 2000. The Notes have a principal amount at maturity of $218 million. The carrying value represents the principal at maturity less the unamortized discount. The Notes are not guaranteed by Transtar, Inc. (Transtar) or any of its subsidiaries and are subordinated to all existing and future liabilities of the Issuers' subsidiaries. Interest expense attributable to the Notes was $6.4 million and $5.6 million in the first quarter of 1999 and 1998, respectively.

In accordance with an Indenture relating to the issuance of the Notes (the Notes Indenture) certain dividends received from Transtar in 1997 were paid into an escrow account. In February 1998, in accordance with the Notes Indenture, Holdings offered to repurchase a portion of the Notes at an offer price equal to 101% of the accreted value of such Notes on the date of purchase. The offer to purchase the Notes was made by a notice to holders of the Notes and was held open for 20 business days. No notes were tendered for repurchase. In March 1998, in accordance with the Notes Indenture and an agreement governing the escrow account, Holdings withdrew from the escrow account $0.7 million to distribute to its partners and $0.2 million to pay certain administrative expenses.

Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on the Notes, make certain payments permitted under the Notes Indenture, purchase or optionally redeem Notes or to pay administrative expenses of Holdings. As of March 31, 1999 the escrow balance is $47.9 million. Interest earned on the escrow balance was $0.6 million in the first quarter of both 1999 and 1998.

NOTE 3: PARTNERS EQUITY (DEFICIT)

In the first quarter of 1999 and 1998, Holdings recorded adjustments to Partners Equity (Deficit) of $(0.3) million and $(0.8) million, respectively. These adjustments were recorded as a result of changes in ownership related to Transtar treasury stock transactions with its Management Stock Trusts.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Management's Discussion and Analysis of Financial Condition and Results of Operations includes an analysis of Holdings' equity investment in Transtar, Inc. (Transtar). Holdings is a Delaware limited partnership. It was originally formed in 1988 as Blackstone Transportation Partners L. P. (BTP) for the sole purpose of holding voting and nonvoting stock of Transtar. BTP was renamed Transtar Holdings, L. P. in November 1993. Holdings net earnings are derived primarily from its 53.0 percent economic interest in Transtar and interest expense related to certain Senior Discount Notes (Notes) issued in 1993. The following discussion should be read in conjunction with Holdings' Consolidated Financial Statements and the notes related hereto included within this filing.


                         Transtar Holdings L.P. Results
                    For the Three Months ended March 31, 1999
                                 Compared to the
                        Three Months ended March 31, 1998


Overall

Holdings recorded a net loss in the first quarter of 1999 of $7.5 million. This represents a $4.6 million unfavorable change from the $2.9 million net loss recorded during the same period of 1998. Holdings' results include its equity investment in Transtar. For a discussion of results of operations of Transtar, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for Transtar, Inc.

Revenues and Expenses

Holdings did not record any revenues in the first quarter of 1999 or 1998. Holdings' selling, general and administrative expenses of $46,000 during the first three months of 1999 were slightly lower than those incurred during the first quarter of 1998. Equity in earnings of Transtar and interest income declined from the first quarter of 1998 by $3.7 million and $0.1 million, respectively. Interest and other financial expense increased during the first quarter by $0.8 million to $6.6 million when compared to the similar period in the prior year.

Liquidity and Capital Resources

In accordance with an Indenture relating to the issuance of the Notes (the Notes Indenture) certain dividends received from Transtar in 1997 were paid into an escrow account. Transtar declared no dividends during the first quarter of either 1998 or 1999. In March of 1998, Holdings withdrew from the escrow account $0.7 million to make distributions to its partners and $0.2 million to pay administrative expenses. As of March 31, 1999 the balance in the escrow account is $47.9 million. During the first quarter of 1999, Holdings earned $0.6 million in interest from the balance in the escrow account, similar to the amount earned in the first quarter of 1998.

In February of 1998, Holdings offered to repurchase a portion of its Senior Discount Notes at an offer price equal to 101 percent of the accreted value of such notes on the date of purchase. This offer to purchase the notes was made by a notice to holders of the Senior Discount Notes and was held open for 20 business days. No notes were tendered for repurchase. No offer to repurchase has been made in 1999.

The only business activity of Holdings is its investment in Transtar. Holdings does not require any additional liquidity or capital resources, other than for professional fees and certain other administrative expenses, until the first cash interest payment is due on the Notes on June 15, 2000.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

B.  TRANSTAR, INC.

                                 TRANSTAR, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                       March 31,           December 31,
                                                                         1999                  1998
                                                                         ----                  ----
                                                                          (dollars in thousands)

  ASSETS
Current assets:
  Cash and cash equivalents                                             $ 22,138             $ 21,428
  Accounts receivable from related parties                                14,516               14,499
  Accounts receivable from others                                         49,246               46,778
  Other current assets                                                    17,314               10,181
                                                                        --------             --------
    Total current assets                                                 103,214               92,886
Property, plant, and equipment,
  less accumulated depreciation                                          375,227              379,287
Operating parts and supplies                                              15,823               14,930
Other assets                                                              17,316               15,701
                                                                        --------             --------
    Total assets                                                        $511,580             $502,804
                                                                        ========             ========


  LIABILITIES
Current liabilities:
  Accounts payable                                                      $ 76,149             $ 64,560
  Payroll and benefits payable                                            37,178               38,614
  Accrued taxes                                                            5,960                6,215
  Accrued interest                                                         1,090                1,146
  Current portion of long-term debt                                       54,700               57,700
  Other current liabilities                                                5,531                1,498
                                                                        --------             --------
    Total current liabilities                                            180,608              169,733
Long-term debt less current portion                                       66,300               66,300
Postretirement benefits other than pensions                              111,579              110,425
Deferred credits and other liabilities                                    53,102               53,704
                                                                        --------             --------
    Total liabilities                                                    411,589              400,162


  STOCKHOLDERS' EQUITY
Common stock                                                               1,000                1,000
Paid-in capital                                                           22,581               23,417
Retained earnings                                                         82,925               85,577
Treasury stock                                                            (6,515)              (7,352)
                                                                        --------             --------
    Total stockholders' equity                                            99,991              102,642
                                                                        --------             --------
    Total liabilities and stockholders' equity                          $511,580             $502,804
                                                                        ========             ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 TRANSTAR, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                                      For the quarter ended
                                                                           March 31,
                                                                    -------------------------
                                                                    1999                 1998
                                                                    ----                 ----
                                                                     (dollars in thousands)

Revenues from related parties                                       $43,161            $58,296
Revenues from others                                                 41,170             40,789
                                                                    -------            -------
  Total revenues                                                     84,331             99,085
                                                                    -------            -------
Operating expenses (excluding items shown below)                     77,210             78,567
Selling, general, and administrative expenses                         2,788              2,909
Depreciation                                                          6,336              6,717
                                                                    -------            -------
  Total operating expenses                                           86,334             88,193
                                                                    -------            -------
    Operating income (loss)                                          (2,003)            10,892
Other income                                                            320                297
Interest income                                                         183                247
Interest and other financial expenses                                (2,243)            (3,826)
                                                                    -------            -------
  Income (loss) before income taxes                                  (3,743)             7,610
Less provision for income taxes                                      (1,091)             3,242
                                                                    -------            -------
  Net income (loss)                                                 $(2,652)           $ 4,368
                                                                    =======            =======


                            CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                            (UNAUDITED)

Retained earnings beginning of period                               $85,577            $26,538
Net income (loss)                                                    (2,652)             4,368
                                                                    -------            -------
Retained earnings end of period                                     $82,925            $30,906
                                                                    =======            =======



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 TRANSTAR, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                         For the quarter ended
                                                                               March 31,
                                                                       --------------------------
                                                                       1999                  1998
                                                                       ----                  ----
                                                                         (dollars in thousands)

OPERATING ACTIVITIES:
Net income (loss)                                                         $(2,652)              $4,368
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation                                                              6,336                6,717
  Amortization                                                                 69                  124
  Deferred taxes                                                             (211)                 359
  Gain on sale of assets                                                      (87)                 (73)
Changes in other assets and liabilities                                     3,491                  (53)
                                                                          -------               ------
    Net cash provided by operating activities                               6,946               11,442
                                                                          -------               ------


INVESTING ACTIVITIES:
Capital expenditures                                                       (3,266)              (3,166)
Proceeds from the sale of assets                                               30                  778
                                                                          -------               ------
    Net cash used for investing activities                                 (3,236)              (2,388)
                                                                          -------               ------


FINANCING ACTIVITIES:
Repayment of debt                                                          (3,000)              (7,015)
Payments to acquire Treasury Stock                                              -               (1,557)
                                                                          -------               ------
    Net cash used for financing activities                                 (3,000)              (8,572)
                                                                          -------               ------


Increase in cash and cash equivalents                                         710                  482
Cash and cash equivalents at beginning of period                           21,428               24,316
                                                                          -------               ------
Cash and cash equivalents at end of period                                $22,138              $24,798
                                                                          =======              =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 TRANSTAR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1999




NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION:

Separate consolidated financial statements of Transtar are included in this 10-Q because Transtar is a majority owned subsidiary of Holdings which is not consolidated in the consolidated financial statements of Holdings. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations for the three month period ended March 31, 1999 have been included. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this quarterly report, reference should be made to the Transtar financial statements, schedules and notes contained in Holdings' Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2: OPERATING SEGMENTS:

Transtar consists of two reportable segments: Railroad Group and Marine Group. Summarized financial information concerning reportable segments is shown on the following table. The "Other" column includes non-allocated corporate related items and the elimination of inter-business unit transactions.

                                              Railroad       Marine
                                                Group        Group          Other         Total
                                                -----        -----          -----         -----

For the quarter ended March 31, 1999
------------------------------------

Revenues - external customers                   $ 74,774      $  9,557      $      -      $ 84,331
Income (loss) before income taxes                  5,588        (9,342)           11        (3,743)
As of March 31, 1999
--------------------
Total assets                                     418,948       109,071       (16,439)      511,580


For the quarter ended March 31, 1998
------------------------------------
Revenues - external customers                    $82,934        16,151             -       $99,085
Income (loss) before income taxes                 14,306        (6,700)            4         7,610
As of December 31, 1998
-----------------------
Total assets                                     405,212       119,191       (21,599)      502,804

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



                             Transtar, Inc. Results
                    For the Three Months ended March 31, 1999
                                 Compared to the
                        Three Months ended March 31, 1998


Overall

Transtar is a transportation holding company composed of two segments: the Railroad Group and the Marine Group. Transtar reported a net loss for the quarter ending March 31, 1999 of $2.7 million. Transtar's operating loss of $2.0 million recorded in the first quarter of 1999 represents a $12.9 million unfavorable change when compared with the same period of 1998. Transtar's first quarter 1999 operating results were adversely affected by decreased tonnages, lower revenue rates and a decline in earnings from off-line usage of Transtar's freight car fleet.

Operating Revenues

Operating revenues totaled $84.3 million in the first quarter of 1999, a decrease of $14.8 million from the first quarter of 1998. The operating revenue decline between these two periods was caused by: lower volumes from steel related customers as a result of excess imported steel; a decrease in the volume of coal transported for export to the Far East; the termination of in-plant rail services at USS/Kobe at Lorain, Ohio; and revenue concessions granted in new transportation service agreements with U. S. Steel and other major customers that have occurred since April 1, 1998.

Operating Expenses

Transtar's operating expenses decreased $1.9 million during the first quarter of 1999, when compared to the same period of 1998. The Railroad Group's operating expenses increased by $1.6 million for the first quarter of 1999 to $67.5 million. These increased costs were driven by a 55 percent ($2.6 million) reduction in car hire earnings (a contra to cost) as the weakened domestic steel market resulted in fewer off-line loadings for Transtar's freight car fleet. The adverse car hire impact was partially offset by reduced maintenance expenditures, lower employment costs, decreased fuel consumption associated with lower business volumes and declining fuel prices. The Marine Group's first quarter operating costs decreased by $3.5 million in 1999 to $18.8 million primarily as a result of lower employment costs, reduced fuel consumption and lower fuel prices.

Other Income, net

Transtar's other income, net, improved by $1.5 million during the first quarter of 1999 when compared with the first three months of 1998. Interest expense recognized during the first quarter of 1999 was $2.2 million, or $1.6 million less than the same period in 1998. The reduction in interest expense was attributable to lower outstanding debt and lower interest rates during the first quarter of 1999.

Provision for Income Taxes

Transtar's provision for income taxes decreased $4.3 million during the first quarter of 1999, when compared to the same period of 1998, directly as a result of lower before tax earnings in 1999.

Liquidity and Capital Resources

Transtar's cash and temporary investments were $22.1 million at March 31, 1999, or $2.7 million less than at the end of the first quarter of 1998, but $0.7 million more than December 31, 1998. Cash flow from operating activities during the three months ended March 31, 1999 was $6.9 million or $4.5 million less than was generated during the same period of 1998. Contributing to this decline were lower business activity levels and decreased revenue rates which caused a $7.0 million reduction in net income. Gross capital expenditures were $3.3 million in the first quarter of 1999, an increase of $0.1 million from the same period of 1998. Proceeds from the disposition of assets were $0.8 million less in the first quarter of 1999 than in the first quarter of 1998.

A certain Bareboat Charter under which Transtar operated one of its lake vessels expired on December 13, 1998. At that time Transtar entered into an agreement with the owner of the vessel to extend the charter until March 31, 1999 in order to investigate financing options. Subsequently, Transtar extended the charter for three one-month renewal periods through June 30, 1999. Pursuant to this extension, Transtar has a commitment to provide a deposit of $2.25 million with the owner by June 16, 1999 if the vessel has not been acquired by Transtar or by a third party on behalf of Transtar by that date. This amount could be forfeited to the present owner if that transaction has not been consummated by June 30, 1999. It is anticipated that a third party will acquire the vessel and Transtar will continue to operate it under a charter.

During the first quarter of 1999, Transtar retired $3.0 million of debt compared to $7.0 million retired during the first three months of 1998. Since a December 7, 1993 refinancing, Transtar has retired $324.0 million and has a remaining balance of $121.0 million on its term loan obligations. Only nominal letters of credit are currently outstanding against Transtar's $25.0 million Revolving Credit Facility.

Year 2000

Transtar is committed to addressing the Year 2000 issue that could impact its existing computer and operating systems. Management continues to execute a plan which addresses mainframe information systems, non-information technology systems and third parties. A plan to identify and address Year 2000 issues as they apply to mainframe information systems was completed in mid-1997. An outside contractor was hired to assist in the implementation of the plan during 1997, 1998 and 1999. All of Transtar's proprietary systems lines of code have been renovated with approximately one-third tested and reintegrated, another third currently undergoing testing and reintegration and the final third scheduled for completion during the second quarter of 1999. Transtar expects to spend approximately $4.2 million on mainframe applications, of which $3.6 million has already been incurred. Further, Transtar has assessed the compliance of its mainframe hardware components. Based on ongoing internal testing and review of information received from manufacturers, Transtar believes that its mainframe hardware will be Year 2000 compliant. All major business systems are either certified compliant or expected to be compliant by July 31, 1999. Comprehensive tests are scheduled for mid-1999, where hardware, system software and applications software will be combined in an advanced date scenario at Transtar's disaster recovery facility. Transtar's Management Information
Systems department has started a contingency planning program to identify potential Year 2000 failure areas and to develop alternative methods to perform the affected functions.

An assessment of non-information technology systems that are an integral part of Transtar's rail and marine operations was initiated during the fourth quarter of 1997 to determine the Year 2000 compliance status. This review encompassed train and process control systems, navigation systems, communication systems, as well as any other equipment in which embedded chip technology could create date functionality problems. This assessment has been completed and recommendations have been made for upgrades and replacement, if necessary, to ensure Year 2000 compliance. The high-risk components and systems involving operations, such as crossing warning systems, train dispatching systems, communication systems and radar systems have been given the highest priority for Year 2000 compliance remediation. Crossing warning systems have been reviewed and certified compliant. Train dispatching systems at all locations with the exception of the Elgin, Joliet and Eastern Railway Company (EJ&E) are compliant. The EJ&E has purchased a new Year 2000 compliant system which is scheduled for installation and cut over prior to October 20, 1999. Purchase orders for communication system upgrades or replacements have been placed and are in progress for completion in 1999. Radar systems on the Marine Group have been certified Year 2000 compliant. Including non-information technology systems, Transtar expects to spend in excess of $5.4 million to become Year 2000 ready. Formal contingency plans are now in the process of being formulated by Transtar's operating departments and will be completed during the second and third quarters of 1999.

In order to ensure that third party vendors will be Year 2000 compliant, Transtar initiated a vendor compliance survey program during the second quarter of 1998. Follow-up contacts with major vendors have been completed and indicate that vendors are either compliant or in the process of ensuring compliance. Transtar believes that alternate sources are available to replace vendors who are unable to perform due to Year 2000 problems. Additionally, Transtar has modified the language of its purchase orders to require that all products with electrical/electronic elements come equipped with Year 2000 certified components.

While Transtar management believes that Transtar's critical information and operating systems will be Year 2000 ready, there can be no guarantee that it will be completely successful. Transtar's management has not yet quantified the impact of partial non-compliance or a likely worst case scenario on the operating results of Transtar. Formal contingency plans are being developed for those potential Year 2000 failures which would pose the greatest risks to Transtar operations. No assurance can be given that the effect of any such partial non-compliance will not have a material adverse effect on the operating results of Transtar.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II -  OTHER INFORMATION


Item 1.  Legal Proceedings

Holdings and TCC had no reportable events of material pending legal proceedings other than ordinary routine litigation incidental to the business during the three month period ended March 31, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.  Financial Data Schedule

(b)  Reports on 8-K

     Holdings and TCC did not file any Current Reports on Form 8-K during the quarter ended March 31, 1999

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:    May 12, 1999


                             TRANSTAR HOLDINGS, L.P.
                             TRANSTAR CAPITAL CORPORATION



                             By: /s/ Howard A. Lipson
                                 ----------------------------------
                                 Howard A. Lipson, Treasurer