Form 10-Q
period 1999-06-30
TRANSTAR HOLDINGS LP
filed 1999-08-11
CIK 916533

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________________ to ___________

                  Commission File Number  033-73270
                                         ----------
                  Commission File Number  033-73270-1
                                         ------------


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

                                          Yes __X__           No ____

                             Transtar Holdings, L.P.
                          Transtar Capital Corporation
                                    Form 10-Q
                      Quarterly Period Ended June 30, 1999


                                      INDEX

                                                                                                    PAGE

PART I -  FINANCIAL INFORMATION

         A.       TRANSTAR HOLDINGS, L.P.
                           Consolidated Balance Sheet                                                 3
                           Consolidated Statements of Income and Partners' Equity                     4
                           Consolidated Statement of Cash Flows                                       5
                           Notes to Consolidated Financial Statements                                 6
                           Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                     7
                           Quantitative and Qualitative Disclosures About Market Risk                 7

         B.       TRANSTAR, INC.
                           Consolidated Balance Sheet                                                 8
                           Consolidated Statements of Income and Retained Earnings                    9
                           Consolidated Statement of Cash Flows                                      10
                           Notes to Consolidated Financial Statements                                11
                           Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                    13
                           Quantitative and Qualitative Disclosures About Market Risk                15

PART II -  OTHER INFORMATION                                                                         16

SIGNATURE                                                                                            17

PART I - FINANCIAL INFORMATION
   A.  TRANSTAR HOLDINGS, L.P.




                             TRANSTAR HOLDINGS, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                         June 30           December 31
                                                           1999               1998
                                                         ---------         ---------
                                                            (dollars in thousands)
   ASSETS
Current Assets:
  Cash and cash equivalents                              $     292         $     286
  Other current assets                                          --                 8
                                                         ---------         ---------
    Total current assets                                       292               294
Restricted cash                                             48,494            47,328
Investment in Transtar                                      61,668            54,258
Other assets                                                 3,260             3,629
                                                         ---------         ---------
    Total assets                                         $ 113,714         $ 105,509
                                                         =========         =========

   LIABILITIES
Current liabilities:
   Accounts payable and other current liabilities        $     301         $     205
Long-term debt                                             205,625           192,736
                                                         ---------         ---------
    Total liabilities                                      205,926           192,941
   PARTNERS' EQUITY (DEFICIT)                              (92,212)          (87,432)
                                                         ---------         ---------
    Total liabilities and partners' equity               $ 113,714         $ 105,509
                                                         =========         =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                      Three months ended           Six months ended
                                                            June 30                    June 30,
                                                     ----------------------    - ----------------------
                                                       1999          1998         1999           1998
                                                     --------      --------      --------      --------
                                                     (dollars in thousands)      (dollars in thousands)
Revenues                                             $     --      $     --      $     --      $     --
Operating expenses:
    Selling, general and administrative expenses           58            52           104           107
                                                     --------      --------      --------      --------
       Operating (loss)                                   (58)          (52)         (104)         (107)
Interest income                                           582           640         1,172         1,294
Interest and other financial expenses                  (6,667)       (5,880)      (13,258)      (11,693)
                                                     --------      --------      --------      --------
    (Loss) before equity in earnings of Transtar       (6,143)       (5,292)      (12,190)      (10,506)
Equity in earnings of Transtar                         10,018        11,637         8,615        13,956
                                                     --------      --------      --------      --------
    Net income (loss)                                $  3,875      $  6,345      $ (3,575)     $  3,450
                                                     ========      ========      ========      ========


              CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                                   (UNAUDITED)


Partners' equity (deficit), beginning of period     $(95,154)     $(99,053)     $(87,432)     $(95,370)
Distribution to partners                                  --          (745)           --          (745)
Net income (loss)                                      3,875         6,345        (3,575)        3,450
Other adjustments to partners' equity                   (933)           --        (1,205)         (788)
                                                    --------      --------      --------      --------
Partners' equity (deficit), end of period           $(92,212)     $(93,453)     $(92,212)     $(93,453)
                                                    ========      ========      ========      ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                              June 30,
                                                       ----------------------
                                                         1999          1998
                                                       --------      --------
                                                       (dollars in thousands)
OPERATING ACTIVITIES:
Net income (loss)                                      $ (3,575)     $  3,450
Adjustments to reconcile to net cash provide by
   (used for) operating activities:
     Amortization                                            --            --
     Non-cash interest and other financial expenses      13,258        11,693
     Non-cash interest income                            (1,166)       (1,274)
     Equity in earnings of Transtar                      (8,615)      (13,956)
     Changes in:
      Accounts payable                                       96           (80)
      Other assets and liabilities                            8           (14)
                                                       --------      --------
         Net cash provided by (used for)
           operating activities                               6          (181)
                                                       --------      --------

INVESTING ACTIVITIES:
Net cash provided by investing activities                    --            --
                                                       --------      --------

FINANCING ACTIVITIES:
Distribution to partners                                     --          (745)
Withdrawal from restricted cash                              --           945
                                                       --------      --------
    Net cash provided by financing activities                --           200
                                                       --------      --------

Increase in cash and cash equivalents                         6            19
Cash and cash equivalents at beginning of period            286           260
                                                       --------      --------
Cash and cash equivalents at end of period             $    292      $    279
                                                       ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999



NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations for the three and six-month periods ended June 30, 1999 have been included. The results of operations for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this quarterly report, reference should be made to the financial statements, schedules and notes contained in Transtar Holdings, L.P.'s (Holdings) Annual Report on Form 10-K for the year ended December 31, 1998. Transtar Capital Corporation (TCC), a subsidiary of Holdings, is a shell corporation which has nominal assets and no liabilities, operations or cash flows. Accordingly, the financial statements of TCC are not presented because they do not provide material information to investors.

NOTE 2: LONG-TERM DEBT:

On December 7, 1993, Holdings and TCC (Issuers) issued $218 million aggregate principal amount of 13.375% Senior Discount Notes due December 15, 2003 (Notes). The Notes are the joint and several obligations of the Issuers. An original issue discount of $118 million is being amortized over a six-year period commencing December 15, 1993 and ending December 15, 1999. Interest will be payable in cash semi-annually in arrears on June 15 and December 15 commencing on June 15, 2000. The Notes have a principal amount at maturity of $218 million. The carrying value represents the principal at maturity less the unamortized discount. The Notes are not guaranteed by Transtar, Inc. (Transtar) or any of its subsidiaries and are subordinated to all existing and future liabilities of the Issuers' subsidiaries. Interest expense attributable to the Notes was $12.9 million and $11.3 million in the first half of 1999 and 1998, respectively, and was $6.5 million and $5.7 million in the second quarter of 1999 and 1998, respectively.

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

Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on the Notes, make certain payments permitted under the Notes Indenture, purchase or optionally redeem Notes or to pay administrative expenses of Holdings. As of June 30, 1999 the escrow balance is $48.5 million. Interest earned on the escrow balance was $1.2 million and $1.3 million in the first half of 1999 and 1998, respectively, and was $0.6 million in the second quarter of both 1999 and 1998.

NOTE 3: PARTNERS' EQUITY (DEFICIT)

In the first half of 1999 and 1998, Holdings recorded adjustments to Partners' Equity (Deficit) of $(1.2) million and $(0.8) million, respectively. These adjustments were recorded as a result of changes in ownership related to Transtar treasury stock transactions with its Management Stock Trusts.

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


                         Transtar Holdings L.P. Results
                For the Three and Six Months ended June 30, 1999
                                 Compared to the
                    Three and Six Months ended June 30, 1998

Overall
-------

Holdings recorded net income for the second quarter of $3.9 million and a net loss of $3.6 million during the first six months of 1999. This represents unfavorable changes of $2.4 million and $7.0 million from the $6.3 million and $3.5 million recorded during the respective periods of 1998. Holdings' results include its equity investment in Transtar, interest expense and other financial expenses, all of which were unfavorable when compared to 1998 results. For a discussion of results of operations of Transtar, see Management's Discussion and Analysis of Financial Condition and Results of Operations for Transtar, Inc.

Revenues and Expenses
---------------------

Holdings did not record any revenues in either 1999 or 1998. Holdings' selling, general and administrative expenses of $0.1 million during the first six months of 1999 were essentially the same as that incurred during the first half of 1998. Equity in earnings of Transtar and interest income declined from 1998 levels, as equity earnings decreased by $1.6 million and $5.3 million in the second quarter and the first half to $10.0 million and $8.6 million, respectively, while interest income decreased by $0.1 million in each of the same periods to $0.6 million and $1.2 million, respectively. Interest and other financial expense increased in 1999 by $0.8 million during the second quarter to $6.7 million and by $1.6 million in the first half to $13.3 million.

Liquidity and Capital Resources
-------------------------------

In accordance with an Indenture relating to the issuance of the Notes (the Notes Indenture) certain dividends received from Transtar in 1995, 1996 and 1997 were paid into an escrow account. Transtar declared no dividends during the first six months of either 1998 or 1999. In March of 1998, Holdings withdrew from the escrow account $0.7 million to make distributions to its partners and $0.2 million to pay administrative expenses. As of June 30, 1999 the balance in the escrow account is $48.5 million. During the first half of 1999, Holdings earned $1.2 million in interest from the balance in the escrow account, similar to the amount earned in the first six months of 1998.

The only business activity of Holdings is its investment in Transtar. Holdings does not require any additional liquidity or capital resources, other than for professional fees and certain other administrative expenses, until the first cash interest payment is due on the Notes on June 15, 2000.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

B.  TRANSTAR, INC.

                                 TRANSTAR, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                     June 30,        December 31,
                                                       1999              1998
                                                    ---------         ---------
                                                       (dollars in thousands)
   ASSETS
Current assets:
  Cash and cash equivalents                         $  18,501         $  21,428
  Accounts receivable from related parties             23,161            14,499
  Accounts receivable from others                      58,764            46,778
  Other current assets                                 14,152            10,181
                                                    ---------         ---------
     Total current assets                             114,578            92,886
Property, plant, and equipment,
    less accumulated depreciation                     420,452           379,287
Operating parts and supplies                           15,342            14,930
Other assets                                           17,795            15,701
                                                    ---------         ---------
     Total assets                                   $ 568,167         $ 502,804
                                                    =========         =========

  LIABILITIES
Current liabilities:
  Accounts payable                                  $  78,263         $  64,560
  Payroll and benefits payable                         39,445            38,614
  Accrued taxes                                        14,412             6,215
  Accrued interest                                      1,019             1,146
  Current portion of long-term debt                    66,100            57,700
  Revolving credit agreement                           15,000                --
  Other current liabilities                             4,258             1,498
                                                    ---------         ---------
     Total current liabilities                        218,497           169,733
Long-term debt less current portion                    66,900            66,300
Postretirement benefits other than pensions           112,032           110,425
Deferred credits and other liabilities                 54,354            53,704
                                                    ---------         ---------
     Total liabilities                                451,783           400,162

  STOCKHOLDERS' EQUITY
Common stock                                            1,000             1,000
Paid-in capital                                        23,442            23,417
Retained earnings                                     101,863            85,577
Treasury stock                                         (9,921)           (7,352)
                                                    ---------         ---------
  Total stockholders' equity                          116,384           102,642
                                                    ---------         ---------
  Total liabilities and stockholders' equity        $ 568,167         $ 502,804
                                                    =========         =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 TRANSTAR, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                          Three months ended                 Six months ended
                                                                June 30,                         June 30,
                                                       --------------------------        --------------------------
                                                         1999             1998              1999             1998
                                                       ---------        ---------        ---------        ---------
                                                         (dollars in thousands)            (dollars in thousands)
Revenues from related parties                          $  67,467        $  80,406        $ 110,628        $ 138,428
Revenues from others                                      60,048           61,421          101,218          102,484
                                                       ---------        ---------        ---------        ---------
   Total revenues                                        127,515          141,827          211,846          240,912
                                                       ---------        ---------        ---------        ---------
Operating expenses (excluding items shown below)          86,278           95,518          163,488          174,085
Selling, general, and administrative expenses              3,190            2,829            5,978            5,738
Depreciation                                               6,253            6,671           12,589           13,388
                                                       ---------        ---------        ---------        ---------
   Total operating expenses                               95,721          105,018          182,055          193,211
                                                       ---------        ---------        ---------        ---------
     Operating income                                     31,794           36,809           29,791           47,701
Other income                                                 709            1,082            1,029            1,379
Interest income                                              117              793              300            1,040
Interest and other financial expenses                     (2,089)          (3,424)          (4,332)          (7,250)
                                                       ---------        ---------        ---------        ---------
   Income before income taxes                             30,531           35,260           26,788           42,870
Less provision for income taxes                           11,593           13,355           10,502           16,597
                                                       ---------        ---------        ---------        ---------
   Net income                                          $  18,938        $  21,905        $  16,286        $  26,273
                                                       =========        =========        =========        =========


                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                   (UNAUDITED)


Retained earnings beginning of period                  $ 82,925          $ 30,906        $ 85,577          $ 26,538
Net income                                               18,938            21,905          16,286            26,273
                                                       --------          --------        --------          --------
Retained earnings end of period                        $101,863          $ 52,811        $101,863          $ 52,811
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

                                 TRANSTAR, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Six months ended
                                                                     June 30,
                                                             ------------------------
                                                               1999            1998
                                                             --------        --------
                                                              (dollars in thousands)
OPERATING ACTIVITIES:
Net income                                                   $ 16,286        $ 26,273
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                12,589          13,388
   Amortization                                                   138             248
   Deferred taxes                                               1,243           1,922
   Gain on sale of assets                                        (449)           (859)
Changes in other assets and liabilities                           (72)         11,719
                                                             --------        --------
   Net cash provided by operating activities                   29,735          52,691
                                                             --------        --------

INVESTING ACTIVITIES:
Capital expenditures                                          (54,914)        (12,676)
Proceeds from the sale of assets                                  855           3,078
                                                             --------        --------
   Net cash used for investing activities                     (54,059)         (9,598)
                                                             --------        --------

FINANCING ACTIVITIES:
Short term debt net                                            15,000              --
New long term debt                                             30,000              --
Repayment of long term debt                                   (21,000)        (34,000)
Payments to acquire Treasury Stock                             (2,603)         (1,557)
                                                             --------        --------
   Net cash provided by (used for) financing activities        21,397         (35,557)
                                                             --------        --------

Increase (decrease) in cash and cash equivalents               (2,927)          7,536
Cash and cash equivalents at beginning of period               21,428          24,316
                                                             --------        --------
Cash and cash equivalents at end of period                   $ 18,501        $ 31,852
                                                             ========        ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 TRANSTAR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999


NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION:

Separate consolidated financial statements of Transtar are included in this 10-Q because Transtar is a majority owned subsidiary of Holdings which is not consolidated in the consolidated financial statements of Holdings. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations for the three and six month periods ended June 30, 1999 have been included. The results of operations for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this quarterly report, reference should be made to the Transtar financial statements, schedules and notes contained in Holdings' Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2: OPERATING SEGMENTS:

Transtar consists of two reportable segments: Railroad Group and Marine Group. Summarized financial information concerning reportable segments is shown on the following table. The "Other" column includes non-allocated corporate related items and the elimination of inter-business unit transactions.


                                                      Railroad         Marine
                                                        Group           Group            Other           Total
                                                      --------         ------            -----           -----
                                                                       (dollars in thousands)
       For the three months ended June 30, 1999
       ----------------------------------------
       Revenues - external customers                  $  88,443       $  39,072        $      --        $ 127,515
       Income before income taxes                        22,959           7,563                9           30,531

       For the six months ended June 30, 1999
       --------------------------------------
       Revenues - external customers                  $ 163,217       $  48,629        $      --        $ 211,846
       Income (loss) before incomes taxes                28,547          (1,779)              20           26,788

       As of June 30, 1999
       -------------------
       Total Assets                                   $ 429,658       $ 165,576        $ (27,067)       $ 568,167

       For the three months ended June 30, 1998
       ----------------------------------------
       Revenues - external customers                  $  95,764       $  46,063        $      --        $ 141,827
       Income before income taxes                        24,399          10,836               25           35,260

       For the six months ended June 30, 1998
       --------------------------------------
       Revenues - external customers                  $ 178,698       $  62,214        $      --        $ 240,912
       Income before income taxes                        38,705           4,136               29           42,870

       As of December 31, 1998
       -----------------------
       Total assets                                   $ 405,212       $ 119,191        $ (21,599)       $ 502,804

NOTE 3: LONG-TERM DEBT:

On June 29, 1999 Transtar entered into a Credit Agreement with a bank which enabled Transtar to borrow, on an unsecured term basis, an aggregate principal of $30 million (Credit Facility). The Credit Facility was used by Transtar to finance a portion of the purchase price of the Tug/Barge Presque Isle, which previously was operated by Transtar under a long-term lease. The Credit Facility matures on December 31, 2000. Interest accrues at variable rates based on either an alternate base rate or an adjusted London Interbank Offered Rate. As of June 30, 1999 the effective interest rate was 6.7 percent. Transtar periodically selects from these debt instruments to determine the variable rates of the loan. Interest rates are available in multiples of $1 million in durations ranging from 1 day to 6 months. Required payments under the Credit Facility are $1 million on December 31, 1999, $2 million on June 30, 2000 and $27 million on December 31, 2000. This Credit Facility contains certain restrictions on capital spending, levels of new indebtedness, and the payment of dividends, as well as certain financial covenant requirements.

On June 29, 1999, Transtar borrowed $15 million from its revolving credit facility to finance the remainder of the purchase price of the Tug/Barge Presque Isle.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


                              Transtar Inc. Results
                For the Three and Six Months ended June 30, 1999
                                 Compared to the
                    Three and Six Months ended June 30, 1998


Overall
-------

Transtar is a transportation holding company comprised of two business groups: the Railroad Group and the Marine Group. Transtar's net income for the quarter ending June 30, 1999 totaled $18.9 million, or a decline of $3.0 million compared with the same period of 1998. Operating income of $31.8 million recorded for the second quarter of 1999 was $5.0 million less than the comparable period of 1998. Net income for the six months ended June 30, 1999 was $16.3 million, a $10.0 million decrease from the first half of 1998. Operating income of $29.8 million during the first half of 1999 was $17.9 million less than the same period of 1998. The second quarter and first half operating results of 1999 were adversely impacted by decreased revenues driven by the soft domestic steel markets resulting from an influx of imported foreign steel, and a depressed export coal market.

Operating Revenues
------------------

Operating revenues totaled $127.5 million for the second quarter of 1999, or a decrease of $14.3 million from the second quarter of 1998. During the first six months of 1999, Transtar's operating revenues were $211.8 million, reflecting a decline of $29.1 million from the comparable period of 1998. The operating revenue decline experienced in 1999 has been caused by: lower volumes of ore, coke and steel and general merchandise products resulting from the impact of excess imported steel; reduced coal volumes primarily on the Marine Group as the demand for export coal remained weak; and the December 1998 termination of in-plant rail services provided at USS/Kobe Steel in Lorain, Ohio.

Operating Expenses
------------------

Transtar's operating expenses decreased by $9.3 million and $11.2 million, respectively during the second quarter and the first half of 1999 when compared to the same periods of 1998. The Railroad Group's operating expenses totaled $64.4 million and $132.0 million during the second quarter and first half of 1999, which represents decreases of $5.3 million and $3.7 million, respectively. The Marine Group's operating expenses declined $4.0 million and $7.4 million to $31.3 million and $50.1 million in the second quarter and first six months of 1999, respectively when compared to the same periods of 1998. The reductions in operating expenses for both groups were directly influenced by lower business volumes resulting in reduced employment costs and fuel consumption. Additionally, material and outside contractor expenditures were lower than previous periods. Adversely impacting Railroad Group expenses was a 33 percent ($3.0 million) reduction in car hire earnings (a contra to cost) due to fewer off-line loadings for a substantial portion of Transtar's gondola freight car fleet. Also, a charge of $0.9 million was recorded in the second quarter of 1999 for additional expense reflecting a refinement of the estimate of pension expense that was recorded in the fourth quarter of 1998 relating to the reduced service levels provided by the Lake Terminal Railroad at the USS/Kobe facility.

Other Income, net
-----------------

Transtar's other income, net improved by $0.3 million and $1.8 million, respectively during the second quarter and the first half of 1999, when compared to the same periods of 1998. Interest expense recognized in the first six months of 1999 was $4.3 million, or $2.9 million less than the same period of 1998. The reduction in interest expense was attributable to lower outstanding debt and lower interest rates during the first half of 1999.

Provision for Income Taxes
--------------------------

Primarily as a result of lower before-tax earnings in 1999, Transtar's provision for income taxes decreased $1.8 million during the second quarter and decreased $6.1 million in the first half, when compared to the same periods of 1998.


Liquidity and Capital Resources
-------------------------------

Transtar's cash and temporary investments were $18.5 million at June 30, 1999 or $2.9 million less than the balance at the end of 1998 and $13.4 million less than the balance at June 30, 1998. Cash flow from operating activities during the six months ended June 30, 1999 was $29.7 million or $23.0 million less than that generated during the same period of 1998. Influencing this decline were the lower business activity levels, which produced a $10.0 million reduction in net income. Primarily due to increased capital expenditures in the first six months of 1999, cash flow used for investing activities totaled $54.1 million, or $44.5 million more than was utilized during the same period of 1998.

On June 29, 1999 Transtar, Inc. purchased the Tug/Barge Presque Isle for $45.0 million. This acquisition was financed with a $15.0 million borrowing under Transtar's Revolving Credit Facility and a $30.0 million borrowing under a new unsecured term loan facility with Chase Manhattan Bank. This new term loan will mature on December 31, 2000.

During the first six months of 1999, Transtar retired $21.0 million of debt associated with its December 1993 Credit Agreement, compared to the $34.0 million retired during the first half of 1998. As of June 30, 1999, the outstanding balance on this facility is $103.0 million. In addition to the $15.0 million borrowed on June 29, 1999 under the Revolving Credit Facility, letters of credit totaling $0.9 million are currently outstanding.


Year 2000
---------

Transtar is committed to addressing the Year 2000 issue that could impact its existing computer and operating systems. Management continues to execute a plan which addresses mainframe information systems, non-information technology systems and third parties. A plan to identify and address Year 2000 issues as they apply to mainframe information systems was completed in mid-1997. An outside contractor was hired to assist in the implementation of the plan during 1997, 1998 and 1999. All of Transtar's proprietary systems lines of code have been renovated. Approximately 75% have been tested and reintegrated and the final 25% are scheduled for completion during the third quarter of 1999. Transtar expects to spend approximately $4.4 million on mainframe applications, $4.1 million of which has already been incurred. Transtar has assessed the compliance of its mainframe components and based on ongoing testing and review of information received from its vendors, has confirmed that approximately 80% are either compliant or that non-compliance will not materially affect Transtar's operations. Transtar believes the remaining 20% will meet its compliance requirements. All major business systems are certified compliant with the exception of two systems, which are scheduled to be updated for Year 2000 compliance during the third quarter of 1999. The first of three comprehensive tests was completed in the second quarter of 1999. During the test, hardware, system software and applications software were combined in an advanced date scenario at Transtar's disaster recovery facility. Subsequent tests are scheduled for August and October 1999. Transtar's Management Information Systems department has undertaken a contingency planning program to identify potential Year 2000 failures. Potential failures have been identified and ranked according to greatest risks to Transtar operations. Contingency plans have been drafted to set forth alternative practices to be followed.

An assessment of non-information technology systems that are an integral part of Transtar's rail and marine operations was initiated during the fourth quarter of 1997 to determine the Year 2000 compliance status. This review encompassed train and process control systems, navigation systems, communication systems, as well as any other equipment in which embedded chip technology could create date functionality problems. This assessment has been completed and recommendations have been made for upgrades and replacements, if necessary, to ensure Year 2000 compliance. The high-risk components and systems involving operations, such as crossing warning systems, train dispatching systems, communication systems and radar systems have been given the highest priority for Year 2000 compliance remediation. Crossing warning systems have been reviewed and certified compliant. Train dispatching systems at all locations with the exception of the Elgin, Joliet and Eastern Railway Company (EJ&E) are compliant. The EJ&E has purchased a new Year 2000 compliant system which is scheduled for installation in the fourth quarter of 1999. Purchase orders for communication system upgrades or replacements have been placed and are in progress for completion in the third quarter of 1999. Radar systems on the Marine Group have been certified Year 2000 compliant. All Coast Guard Year 2000 requirements are scheduled for completion in the third quarter of 1999. Including non-information technology systems, Transtar expects to spend approximately $6.4 million to become Year 2000 ready. Formal contingency plans are now in the process of being formulated by Transtar's operating departments and will be completed during the third quarter of 1999.

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

While Transtar management believes that Transtar's critical information and operating systems will be Year 2000 ready, there can be no guarantee that it will be completely successful. Formal contingency plans are being developed for those potential Year 2000 failures, which could pose the greatest risks to Transtar's operations. The "most reasonably likely worst case" scenario would be failures of systems or equipment of Transtar or third parties which would result in reliance on manual contingency procedures that would reduce efficiency in the performance of business activities or cause the temporary suspension of operations and the consequent deferral of revenue until such failures have been corrected. No assurance can be given that the effect of any such failures will not have a material adverse effect on the operating results of Transtar.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II -  OTHER INFORMATION


Item 1.  Legal Proceedings

Holdings and TCC had no reportable events of material pending legal proceedings other than ordinary routine litigation incidental to the business during the six-month period ended June 30, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27. Financial Data Schedule

(b)  Reports on 8-K

     Holdings and TCC did not file any Current Reports on Form 8-K during the quarter ended June 30, 1999

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August 11, 1999




                                       TRANSTAR HOLDINGS, L.P.
                                       TRANSTAR CAPITAL CORPORATION



                                       By: /s/ Howard A. Lipson
                                          ----------------------------
                                           Howard A. Lipson, Treasurer