Form 10-Q
period 1999-09-30
TRANSTAR HOLDINGS LP
filed 1999-11-12
CIK 916533

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999
                                            OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ______________

                  Commission File Number    033-73270
                                            -----------------
                  Commission File Number    033-73270-1
                                            -----------------

                             TRANSTAR HOLDINGS, L.P.
                          TRANSTAR CAPITAL CORPORATION

             (Exact name of registrant as specified in its charter)

                    DELAWARE                                        13-3486874

                    DELAWARE                                        13-3745313

(State or other jurisdiction of incorporation or       (I.R.S. Employer Identification No.)
                 organization)


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

--------------------------------------------------------------------------------

                             Transtar Holdings, L.P.
                          Transtar Capital Corporation
                                    Form 10-Q
                    Quarterly Period Ended September 30, 1999


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

PART I - FINANCIAL INFORMATION
  A.  TRANSTAR HOLDINGS, L.P.




                             TRANSTAR HOLDINGS, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                        September 30        December 31
                                                            1999               1998
                                                            ----               ----
                                                            (dollars in thousands)
   ASSETS
Current Assets:
  Cash and cash equivalents                               $     296          $     286
  Other current assets                                           --                  8
                                                          ---------          ---------
    Total current assets                                        296                294
Restricted cash                                              49,157             47,328
Investment in Transtar                                       71,406             54,258
Other assets                                                  3,075              3,629
                                                          ---------          ---------
    Total assets                                          $ 123,934          $ 105,509
                                                          =========          =========


   LIABILITIES
Current liabilities:
   Accounts payable and other current liabilities         $     358          $     205
Long-term debt                                              212,460            192,736
                                                          ---------          ---------
    Total liabilities                                       212,818            192,941
   PARTNERS' EQUITY (DEFICIT)                               (88,884)           (87,432)
                                                          ---------          ---------
    Total liabilities and partners' equity                $ 123,934          $ 105,509
                                                          =========          =========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                Three months ended                     Nine months ended
                                                                  September 30,                          September 30,
                                                          -------------------------------      -----------------------------------
                                                              1999              1998               1999                1998
                                                          --------------    -------------      --------------    -----------------
                                                              (dollars in thousands)                 (dollars in thousands)

Revenues                                                   $     --            $     --            $     --            $     --
Operating expenses:
    Selling, general and administrative expenses                 57                  47                 161                 154
                                                           --------            --------            --------            --------
       Operating (loss)                                         (57)                (47)               (161)               (154)
Interest income                                                 667                 673               1,839               1,967
Interest and other financial expenses                        (7,019)             (6,190)            (20,277)            (17,883)
                                                           --------            --------            --------            --------
    (Loss) before equity in earnings of Transtar             (6,409)             (5,564)            (18,599)            (16,070)
Equity in earnings of Transtar                               10,158              11,145              18,773              25,101
                                                           --------            --------            --------            --------
    Net income                                             $  3,749            $  5,581            $    174            $  9,031
                                                           ========            ========            ========            ========


                                       CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                                                            (UNAUDITED)


Partners' equity (deficit), beginning of period            $(92,212)           $(93,453)           $(87,432)           $(95,370)
Distribution to partners                                         --                  --                  --                (745)
Net income                                                    3,749               5,581                 174               9,031
Other adjustments to partners' equity                          (421)                 --              (1,626)               (788)
                                                           --------            --------            --------            --------
Partners' equity (deficit), end of period                  $(88,884)           $(87,872)           $(88,884)           $(87,872)
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

                             TRANSTAR HOLDINGS, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                              Nine months ended
                                                                                September 30,
                                                                      ---------------------------------
                                                                          1999                1998
                                                                      ------------        -------------
                                                                          (dollars in thousands)
OPERATING ACTIVITIES:
Net income                                                              $    174            $  9,031
Adjustments to reconcile to net cash provided by
   (used for) operating activities:
    Non-cash interest and other financial expenses                        20,277              17,883
    Non-cash interest income                                              (1,830)             (1,944)
    Equity in earnings of Transtar                                       (18,773)            (25,101)
    Changes in:
      Accounts payable                                                       153                 (35)
      Other assets and liabilities                                             9                 (11)
                                                                        --------            --------
         Net cash provided by (used for) operating activities                 10                (177)
                                                                        --------            --------

INVESTING ACTIVITIES:
Net cash provided by investing activities                                     --                  --
                                                                        --------            --------

FINANCING ACTIVITIES:
Distribution to partners                                                      --                (745)
Withdrawal from restricted cash                                               --                 945
                                                                        --------            --------
    Net cash provided by financing activities                                 --                 200
                                                                        --------            --------

Increase in cash and cash equivalents                                         10                  23
Cash and cash equivalents at beginning of period                             286                 260
                                                                        --------            --------
Cash and cash equivalents at end of period                              $    296            $    283
                                                                        ========            ========




        The accompanying notes are an integral part of these consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999



NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations for the three and nine-month periods ended September 30, 1999 have been included. The results of operations for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this quarterly report, reference should be made to the financial statements, schedules and notes contained in Transtar Holdings, L.P.'s (Holdings) Annual Report on Form 10-K for the year ended December 31, 1998. Transtar Capital Corporation (TCC), a subsidiary of Holdings, is a shell corporation which has nominal assets and no liabilities, operations or cash flows. Accordingly, the financial statements of TCC are not presented because they do not provide material information to investors.

NOTE 2: LONG-TERM DEBT:

On December 7, 1993, Holdings and TCC (Issuers) issued $218 million aggregate principal of 13.375% Senior Discount Notes due December 15, 2003 (Notes). The Notes are the joint and several obligations of the Issuers. An original issue discount of $118 million is being amortized over a six-year period commencing December 15, 1993 and ending December 15, 1999. Interest will be payable in cash semi-annually in arrears on June 15 and December 15 commencing on June 15, 2000. The Notes have a principal at maturity of $218 million. The carrying value represents the principal at maturity less the unamortized discount. The Notes are not guaranteed by Transtar, Inc. (Transtar) or any of its subsidiaries and are subordinated to all existing and future liabilities of the Issuers' subsidiaries. Interest expense attributable to the Notes was $19.7 million and $17.3 million in the first nine months of 1999 and 1998, respectively, and was $6.8 million and $6.0 million in the third quarter of 1999 and 1998, respectively.

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

Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on the Notes, make certain payments permitted under the Notes Indenture, purchase or optionally redeem Notes or to pay administrative expenses of Holdings. As of September 30, 1999 the escrow balance is $49.0 million. Interest earned on the escrow balance was $1.8 million and $1.9 million in the first nine months of 1999 and 1998, respectively, and was $0.7 million and $0.6 million in the third quarter of 1999 and 1998, respectively.

NOTE 3: PARTNERS' EQUITY (DEFICIT)

In the first nine months of 1999 and 1998, Holdings recorded adjustments to Partners' Equity (Deficit) of $(1.6) million and $(0.8) million, respectively. These adjustments were recorded as a result of changes in ownership related to Transtar treasury stock transactions with its Management Stock Trusts.

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


                         Transtar Holdings L.P. Results
             For the Three and Nine Months ended September 30, 1999
                                 Compared to the
                 Three and Nine Months ended September 30, 1998

Overall

Holdings recorded net income of $3.7 million and $0.2 million for the third quarter and year to date in 1999, respectively. This represents unfavorable changes of $1.9 million and $8.8 million from the $5.6 million and $9.0 million recorded during the respective periods of 1998. Holdings' results include its equity investment in Transtar, interest expense and other financial expenses, all of which were unfavorable when compared to 1998 results. For a discussion of results of operations of Transtar, see Management's Discussion and Analysis of Financial Condition and Results of Operations for Transtar, Inc.

Revenues and Expenses

Holdings did not record any revenues in either 1999 or 1998. Holdings' selling, general and administrative expenses of $0.2 million during the first nine months of 1999 were essentially the same as that incurred during the same period of 1998. Interest income in the third quarter of 1999 was unchanged at $0.7 million as compared to the third quarter of 1998, and decreased by $0.1 million to $1.8 million in the nine months ended September 30, 1999 as compared to $1.9 million in the same period of 1998. Interest and other financial expense increased by $0.8 million to $7.0 million during the third quarter and by $2.4 million to $20.3 million in the first nine months of 1999 when compared to the same periods of 1998. Equity in earnings of Transtar declined from 1998 levels by $1.0 million and $6.3 million to $10.2 million and $18.8 million in the third quarter and first nine months, respectively.

Liquidity and Capital Resources

In accordance with an Indenture relating to the issuance of the Notes (the Notes Indenture) certain dividends received from Transtar in 1995, 1996 and 1997 were paid into an escrow account. Transtar declared no dividends during the first nine months of either 1998 or 1999. In March of 1998, Holdings withdrew from the escrow account $0.7 million to make distributions to its partners and $0.2 million to pay administrative expenses. As of September 30, 1999 the balance in the escrow account is $49.0 million. During the first nine months of 1999, Holdings earned $1.8 million in interest from the balance in the escrow account, similar to the amount earned in the first nine months of 1998.

The only business activity of Holdings is its investment in Transtar. Holdings does not require any additional liquidity or capital resources, other than for professional fees and certain other administrative expenses, until the first cash interest payment is due on the Notes on June 15, 2000.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

B.  TRANSTAR, INC.
                                 TRANSTAR, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                     September 30,        December 31,
                                                         1999                1998
                                                     --------------      --------------
                                                            (dollars in thousands)
   ASSETS
Current assets:
  Cash and cash equivalents                            $  20,751            $  21,428
  Accounts receivable from related parties                19,816               14,499
  Accounts receivable from others                         59,005               46,778
  Other current assets                                    11,437               10,181
                                                       ---------            ---------
     Total current assets                                111,009               92,886
Property, plant, and equipment,
    less accumulated depreciation                        418,522              379,287
Operating parts and supplies                              15,556               14,930
Other assets                                              20,223               15,701
                                                       ---------            ---------
     Total assets                                      $ 565,310            $ 502,804
                                                       =========            =========

  LIABILITIES
Current liabilities:
  Accounts payable                                     $  76,337            $  64,560
  Payroll and benefits payable                            38,402               38,614
  Accrued taxes                                           15,101                6,215
  Accrued interest                                           886                1,146
  Current portion of long-term debt                       48,100               57,700
  Revolving credit agreement                                  --                   --
  Other current liabilities                                2,043                1,498
                                                       ---------            ---------
     Total current liabilities                           180,869              169,733
Long-term debt less current portion                       81,900               66,300
Postretirement benefits other than pensions              112,362              110,425
Deferred credits and other liabilities                    56,119               53,704
                                                       ---------            ---------
     Total liabilities                                   431,250              400,162

  STOCKHOLDERS' EQUITY
Common stock                                               1,000                1,000
Paid-in capital                                           24,279               23,417
Retained earnings                                        121,003               85,577
Treasury stock                                           (12,222)              (7,352)
                                                       ---------            ---------
  Total stockholders' equity                             134,060              102,642
                                                       ---------            ---------
  Total liabilities and stockholders' equity           $ 565,310            $ 502,804
                                                       =========            =========






        The accompanying notes are an integral part of these consolidated financial statements.

                                 TRANSTAR, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                                Three months ended                     Nine months ended
                                                                   September 30,                         September 30,
                                                          -----------------------------           -----------------------------
                                                             1999               1998                1999                 1998
                                                             ----               ----                ----                 ----
                                                             (dollars in thousands)                   (dollars in thousands)

Revenues from related parties                             $  63,875           $  79,784           $ 174,503           $ 218,212
Revenues from others                                         63,333              59,420             164,551             161,904
                                                          ---------           ---------           ---------           ---------
   Total revenues                                           127,208             139,204             339,054             380,116
                                                          ---------           ---------           ---------           ---------
Operating expenses (excluding items shown below)             83,532              93,596             247,020             267,681
Selling, general, and administrative expenses                 4,393               3,534              10,371               9,272
Depreciation                                                  6,654               6,313              19,243              19,701
                                                          ---------           ---------           ---------           ---------
   Total operating expenses                                  94,579             103,443             276,634             296,654
                                                          ---------           ---------           ---------           ---------
     Operating income                                        32,629              35,761              62,420              83,462
Other income                                                    709                 661               1,738               2,040
Interest income                                                 177                 296                 477               1,336
Interest and other financial expenses                        (2,623)             (2,985)             (6,955)            (10,235)
                                                          ---------           ---------           ---------           ---------
   Income before income taxes                                30,892              33,733              57,680              76,603
Less provision for income taxes                              11,752              12,758              22,254              29,355
                                                          ---------           ---------           ---------           ---------
   Net income                                             $  19,140           $  20,975           $  35,426           $  47,248
                                                          =========           =========           =========           =========




                                              CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                                              (UNAUDITED)



Retained earnings beginning of period                     $ 101,863           $  52,811           $  85,577           $  26,538
Net income                                                   19,140              20,975              35,426              47,248
                                                          ---------           ---------           ---------           ---------
Retained earnings end of period                           $ 121,003           $  73,786           $ 121,003           $  73,786
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

                                 TRANSTAR, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                             Nine months ended
                                                                               September 30,
                                                                    ----------------------------------
                                                                       1999                    1998
                                                                    ----------              ----------
                                                                           (dollars in thousands)
OPERATING ACTIVITIES:
Net income                                                           $ 35,426                $ 47,248
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation                                                         19,243                  19,701
  Amortization                                                            300                     371
  Deferred taxes                                                        3,401                   3,673
  Gain on sale of assets                                                 (467)                   (879)
Changes in other assets and liabilities                                (3,473)                 (1,692)
                                                                     --------                --------
  Net cash provided by operating activities                            54,430                  68,422
                                                                     --------                --------

INVESTING ACTIVITIES:
Capital expenditures                                                  (60,750)                (21,050)
Proceeds from the sale of assets                                        3,710                   3,624
                                                                     --------                --------
  Net cash used for investing activities                              (57,040)                (17,426)
                                                                     --------                --------

FINANCING ACTIVITIES:
New long-term debt                                                     45,000                      --
Repayment of long-term debt                                           (39,000)                (53,000)
Payments to acquire Treasury Stock                                     (4,067)                 (1,557)
                                                                     --------                --------
  Net cash provided by (used for) financing activities                  1,933                 (54,557)
                                                                     --------                --------

Decrease in cash and cash equivalents                                    (677)                 (3,561)
Cash and cash equivalents at beginning of period                       21,428                  24,316
                                                                     --------                --------
Cash and cash equivalents at end of period                           $ 20,751                $ 20,755
                                                                     ========                ========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 TRANSTAR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999


NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION:

Separate consolidated financial statements of Transtar are included in this 10-Q because Transtar is a majority owned subsidiary of Holdings which is not consolidated in the consolidated financial statements of Holdings. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations for the three and nine-month periods ended September 30, 1999 have been included. The results of operations for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this quarterly report, reference should be made to the Transtar financial statements, schedules and notes contained in Holdings' Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2: OPERATING SEGMENTS:

Transtar consists of two reportable segments: Railroad Group and Marine Group. Summarized financial information concerning reportable segments is shown on the following table. The "Other" column includes non-allocated corporate related items and the elimination of inter-business unit transactions.

                                                       Railroad          Marine
                                                         Group            Group             Other              Total
                                                         -----            -----             -----              -----
                                                                           (dollars in thousands)
For the three months ended September 30, 1999
Revenues - external customers                          $ 90,850          $ 36,358          $     --           $127,208
Income before income taxes                               25,570             5,310                12             30,892

For the nine months ended September 30, 1999
Revenues - external customers                          $254,067          $ 84,987          $     --           $339,054
Income before incomes taxes                              54,117             3,531                32             57,680

As of September 30, 1999
Total Assets                                           $424,462          $162,862          $(22,014)          $565,310

For the three months ended September 30, 1998
Revenues - external customers                          $ 90,460          $ 48,744          $     --           $139,204
Income before income taxes                               19,345            14,379                 9             33,733

For the nine months ended September 30, 1998
Revenues - external customers                          $269,158          $110,958          $     --           $380,116
Income before income taxes                               58,050            18,515                38             76,603

As of December 31, 1998
Total assets                                           $405,212          $119,191          $(21,599)          $502,804

NOTE 3:  LONG-TERM DEBT:

On June 29, 1999 Transtar entered into a Short Term Credit Agreement (Short Term Credit Facility) with a bank which enabled Transtar to borrow, on an unsecured term basis, an aggregate principal amount of $30 million. The Short Term Credit Facility was used by Transtar to finance a portion of the purchase price of the Tug/Barge Presque Isle, which previously was operated by Transtar under a long-term lease. Interest accrued at variable rates based on either an alternate base rate or an adjusted London Interbank Offered Rate. The effective interest rate for this facility was 7.0 percent. Transtar periodically selected from these debt instruments to determine the variable rates of the loan. Interest rates were available in multiples of $1 million in durations ranging from 1 day to 6 months. This Short Term Credit Facility included certain restrictions on capital spending, levels of new indebtedness, and the payment of dividends, as well as certain financial covenant requirements. On June 29, 1999, Transtar borrowed $15 million from its revolving credit facility to finance the remainder of the purchase price of the Tug/Barge Presque Isle.

On August 26, 1999, Transtar amended and restated its Credit Agreement dated December 7, 1993 (the Original Credit Agreement) to provide for certain lenders to make additional term loans to Transtar in an amount not to exceed $45 million, the proceeds of which were used to refinance indebtedness in the aggregate principal amount of $30 million of loans outstanding under the Short Term Credit Facility, and to repay $15 million of revolving credit loans. The Credit Agreement as amended and restated (the Restated Credit Agreement) provides for Tranche A Term Loans in the aggregate principal amount of $85 million (the aggregate principal amount outstanding as of August 26, 1999 under the Original Credit Agreement) from lenders committed in the Original Credit Agreement, and Tranche B Term Loans in the aggregate principal amount of $45 million, all of which are secured by the stock of the Transtar subsidiaries. Tranche A principal payments are scheduled for December 31, 1999 ($18.7 million), June 30, 2000 ($26.4 million) and December 31, 2000 ($39.9 million). Tranche B principal payments are scheduled for December 31, 1999 ($1.0 million), June 30, 2000 ($2.0 million) and December 31, 2000 ($42.0 million). Interest accrues at variable rates based on either an alternate base rate, an adjusted CD rate, or an adjusted London Interbank Offered Rate. Transtar periodically selects from these debt instruments to determine the variable rates of the loans. Interest rates are available in multiples of $1.0 million of borrowings in durations ranging from 1 day to 6 months. The average effective rates for September 1999 were 6.8 percent and 7.0 percent for Tranche A Term Loans and Tranche B Term Loans, respectively. The Restated Credit Agreement includes certain restrictions on capital spending, levels of new indebtedness, and the payment of dividends, as well as certain financial covenant requirements.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


                              Transtar Inc. Results
             For the Three and Nine Months ended September 30, 1999
                                 Compared to the
                 Three and Nine Months ended September 30, 1998


Overall

Transtar is a transportation holding company comprised of two business groups: the Railroad Group and the Marine Group. Transtar's net income for the quarter ending September 30, 1999 totaled $19.1 million, or a decline of $1.8 million compared with the same period of 1998. Operating income of $32.6 million recorded for the third quarter of 1999 was $3.1 million less than the comparable period of 1998. Net income for the nine months ended September 30, 1999 was $35.4 million, an $11.8 million decrease from the first nine months of 1998. Operating income of $62.4 million during the first nine months of 1999 was $21.0 million less than the same period of 1998. The third quarter and first nine months of 1999 operating results were adversely impacted by decreased revenues driven by cutbacks in production at taconite pellet plants and declines in coal exports to depressed Asian markets.

Operating Revenues

Operating revenues totaled $127.2 million for the third quarter of 1999, or a decrease of $12.0 million from the third quarter of 1998. During the first nine months of 1999, Transtar's operating revenues were $339.1 million, reflecting a decline of $41.1 million from the comparable period of 1998. The operating revenue decline experienced in 1999 has been caused by: lower volumes of ore, coke and steel and general merchandise products resulting from excess imported steel; reduced coal volumes primarily on the Marine Group as the demand for export coal remained weak; and the December 1998 termination of in-plant rail services provided at the former USS/Kobe Steel facilities in Lorain, Ohio.

Operating Expenses

Transtar's operating expenses decreased by $8.9 million and $20.0 million, respectively during the third quarter and the first nine months of 1999 when compared to the same periods of 1998. The Railroad Group's operating expenses totaled $68.7 million and $208.3 million during the third quarter and first nine months of 1999, which represents decreases of $4.2 million and $7.0 million, respectively. The Marine Group's operating expenses declined $4.5 million and $11.9 million to $30.0 million and $80.1 million in the third quarter and first nine months of 1999, respectively when compared to the same periods of 1998. The reductions in operating expenses for both groups were directly influenced by lower business volumes which resulted in reduced employment costs, and lower material and outside contractor expenditures than experienced in the previous periods. Volume related declines in fuel consumption were somewhat negated by fuel price increases. Additional declines have been experienced in casualty and liability insurance expenses. Adversely impacting Railroad Group expenses was a 23 percent ($2.9 million) reduction in car hire earnings (a contra to cost) due to fewer off-line loadings for a substantial portion of Transtar's freight car fleet. A charge of $0.9 million was recorded in 1999 reflecting a refinement of the estimate of pension expense that was recognized in the fourth quarter of 1998 relating to reduced services provided by the Lake Terminal Railroad at the former USS/Kobe facility. During the third quarter of 1998, a $0.7 million charge was recorded for the consolidation of the Accounting Department.

Other Income, net

Transtar's other income, net improved by $0.3 million and $2.1 million, respectively during the third quarter and the first nine months of 1999, when compared to the same periods of 1998. Interest expense recognized in the first nine months of 1999 was $7.0 million, or $3.3 million less than the same period of 1998. The reduction in interest expense was attributable to lower outstanding debt and lower interest rates during the first nine months of 1999.

Provision for Income Taxes

Primarily as a result of lower before-tax earnings in 1999, Transtar's provision for income taxes decreased $1.0 million during the third quarter and $7.1 million during the first nine months, when compared to the same periods of 1998.

Liquidity and Capital Resources

Transtar's cash and temporary investments were $20.8 million at September 30, 1999 or $0.7 million less than the balance at the end of 1998 and the same as the balance at September 30, 1998. Cash flow from operating activities during the nine months ended September 30, 1999 was $54.4 million or $14.0 million less than amounts generated during the same period of 1998. Influencing this decline were lower business activity levels, which produced a $11.8 million reduction in net income. Primarily due to increased capital expenditures in the first nine months of 1999, cash flow used for investing activities totaled $57.0 million, or $39.6 million more than was utilized during the same period of 1998.

On June 29, 1999, Transtar, Inc. purchased the Tug/Barge Presque Isle for $45.0 million. This acquisition utilized interim financing with a $15.0 million borrowing under Transtar's revolving credit facility and a $30.0 million borrowing under a new unsecured short term credit facility (Short Term Credit Facility). On August 26, 1999, Transtar amended and restated its Credit Agreement dated December 7, 1993 to provide for certain lenders to make additional term loans to Transtar in an amount not to exceed $45.0 million, the proceeds of which were used to refinance indebtedness in the aggregate principal of $30.0 million of loans outstanding under the Short Term Credit Facility, and to repay $15.0 million of revolving credit loans.

During the first nine months of 1999, Transtar retired $39.0 million of debt associated with its December 1993 Credit Agreement, compared to $53.0 million retired during the same period of 1998. As of September 30, 1999, the outstanding balance on this restated facility is $130.0 million. In addition, letters of credit totaling $1.1 million are currently outstanding.

Year 2000

Transtar is committed to addressing the Year 2000 issue that could impact its existing computer systems. A plan to identify and address Year 2000 issues as they apply to proprietary mainframe information systems was completed in mid-1997. An outside contractor was hired to assist in the implementation of the plan. All of Transtar's proprietary mainframe systems' lines of code have been renovated, and approximately 97 percent have been tested and reintegrated with the final 3 percent scheduled for completion during the fourth quarter of 1999.

Transtar has assessed the Year 2000 readiness of its information processing infrastructure including mainframe hardware, non proprietary mainframe systems, local area network, wide area network, information security, standard desktop and server applications, and application development and maintenance platforms. Based upon internal testing and review of information received from its vendors, Transtar has determined that approximately 93 percent of such components are either Year 2000 ready or that non-compliance will not materially affect Transtar's operations. Transtar believes the remaining 7 percent will achieve Year 2000 readiness prior to the end of 1999.

Transtar's mainframe operating systems and non-proprietary software products were date-rollover tested during an August integrated test and Year 2000 readiness was validated. A final integrated test encompassing the remaining systems was successfully completed in October 1999. Transtar has developed a contingency plan which identifies potential Year 2000 failures and ranks them according to risk to Transtar operations. Plans to set forth alternative practices to be followed have been created and continue to be refined.

An assessment of non-information technology systems that are an integral part of Transtar's rail and marine operations was initiated during the fourth quarter of 1997 to determine the Year 2000 readiness status. This review encompassed train and process control systems, navigation systems, communication systems, as well as any other equipment in which embedded chip technology could create date functionality problems. This assessment has been completed and recommendations have been made for upgrades and replacements, if necessary, to ensure Year 2000 readiness. Crossing warning systems have been reviewed and certified as Year 2000 ready. Train dispatching systems at all locations with the exception of the Elgin, Joliet and Eastern Railway Company (EJ&E) are Year 2000 ready. The EJ&E has purchased a new Year 2000 ready system which is scheduled for installation in the fourth quarter of 1999. Purchase orders for communication system upgrades or replacements have been placed and are in progress for completion during the fourth quarter of 1999. All Coast Guard Year 2000 requirements have been implemented and radar systems on the Marine Group have been certified Year 2000 ready. Formal contingency plans for Transtar's critical operations have been developed and will be further reviewed and refined during the fourth quarter of 1999.

In order to ensure that third party vendors will be Year 2000 ready, Transtar initiated a vendor compliance survey program during the second quarter of 1998. Follow-up contacts with major vendors have been completed and indicate that 75 percent of vendors are Year 2000 ready and 25 percent are in the process of ensuring readiness. Year 2000 ready sources have been identified to replace those vendors who may be unable to ensure readiness. In September 1998, Transtar modified the language of its purchase orders to require that all products with electrical/electronic elements come equipped with Year 2000 certified components.

Transtar expects to spend approximately $7.0 million to become Year 2000 ready. As of September 30, 1999, Transtar has spent $5.9 million on this effort. While management believes that Transtar's critical information and operating systems will be Year 2000 ready, there can be no guarantee that it will be completely successful. The "most reasonably likely worst case" scenario would be failures of systems or equipment of Transtar or third parties which would result in reliance on manual contingency procedures that would reduce efficiency in the performance of business activities or cause the temporary suspension of operations and the consequent deferral of revenue until such failures have been corrected. No assurance can be given that the effect of any such failures will not have a material adverse effect on the operating results of Transtar.

This discussion includes forward-looking statements of Transtar's efforts and management's expectations relating to Year 2000 readiness. Transtar's ability to achieve Year 2000 readiness and the level of incremental costs associated therewith, could be adversely impacted by, among other things, vendors' ability to install or modify remaining hardware and software and unanticipated problems identified in the ongoing Year 2000 readiness review. Also, Transtar's ability to mitigate Year 2000 risks could be adversely impacted by the effectiveness of contingency plans.




           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II -  OTHER INFORMATION


Item 1.  Legal Proceedings

Holdings and TCC had no reportable events of material pending legal proceedings other than ordinary routine litigation incidental to the business during the nine-month period ended September 30, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.  Financial Data Schedule

(b)  Reports on 8-K

     On September 2, 1999 Holdings and TCC filed a report on Form 8K which announced the retirement by December 31, 1999 of Robert S. Rosati, President and Chief Executive Officer of Transtar, Inc.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:    November 11, 1999




                                          TRANSTAR HOLDINGS, L.P.
                                          TRANSTAR CAPITAL CORPORATION



                                          By:   /s/Howard A. Lipson
                                                -----------------------------
                                                Howard A. Lipson, Treasurer