Form 10-K405
period 1999-12-31
TRANSTAR HOLDINGS LP
filed 2000-03-29
CIK 916533

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

               For the fiscal year ended December 31, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

               For the transition period from             to
                                             -------------  ------------

               Commission File Number 033-73270
                                      ----------
               Commission File Number 033-73270-1
                                      -----------

                             TRANSTAR HOLDINGS, L.P.
                          TRANSTAR CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)


               Delaware                                   13-3486874

               Delaware                                   13-3745313

     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

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


--------------------------------------------------------------------------------

                             TRANSTAR HOLDINGS, L.P.
                          TRANSTAR CAPITAL CORPORATION
                                    FORM 10-K
                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----

PART I

Item 1.   Business ..........................................................1

Item 2.   Properties ........................................................4

Item 3.   Legal Proceedings .................................................7

Item 4.   Submission of Matters to a Vote of Security Holders ...............7

PART II

Item 5.   Market for Registrant's Common Stock and
          Related Stockholder Matters .......................................8

Item 6.   Selected Financial Data ...........................................8

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ........................................10

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk .......17

Item 8.   Financial Statements and Supplementary Data ......................18

Item 9.   Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure ..............................46

PART III

Item 10.  Directors and Executive Officers of Registrant ...................47

Item 11.  Executive Compensation ...........................................50

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management ...................................................54

Item 13.  Certain Relationships and Related Transactions ...................55

PART IV

Item 14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K ..........................................58

                                     PART I

ITEM 1. BUSINESS

         Transtar Holdings, L.P. is a Delaware limited partnership which was originally formed in 1988 as Blackstone Transportation Partners L.P. (BTP) for the sole purpose of holding voting stock and nonvoting stock of Transtar, Inc. (Transtar or the Company). BTP was renamed Transtar Holdings, L.P. (Holdings) in November 1993. Holdings has no operations of its own and owns 5,100 shares of voting stock and 5,100 shares of nonvoting stock of Transtar, representing a 51% voting and 54% economic interest in Transtar. Transtar Capital Corporation
(TCC), a Delaware corporation, is a wholly owned subsidiary of Holdings. TCC has nominal assets and does not conduct any operations. TCC was formed in connection with an offering of 13 3/8% Senior Discount Notes. Separate consolidated financial statements of Transtar are included in this 10-K because Transtar is a majority owned subsidiary of Holdings which is not consolidated in the consolidated financial statements of Holdings. Holdings' earnings are derived primarily from its 54% economic interest in Transtar. Blackstone Transportation Company, Inc. (BTC), a Delaware corporation, is Holdings' sole general partner.

THE COMPANY

         Transtar is a transportation holding company composed of two business groups: The Railroad Group and the Marine Group. The Railroad Group is composed of seven railroads Duluth, Missabe and Iron Range Railway Company (DMIR), Elgin, Joliet and Eastern Railway Company (EJ&E), Bessemer and Lake Erie Railroad Company (B&LE), Union Railroad Company (Union), The Lake Terminal Railroad Company (Lake Terminal), McKeesport Connecting Railroad Company (McKeesport), Birmingham Southern Railroad Company (Birmingham Southern), one dock facility-Pittsburgh & Conneaut Dock Company (P&C Dock) and one in-plant rail operation-Fairfield Southern Company, Inc. The Marine Group is composed of two shipping operations-Great Lakes Fleet (GLF) and Warrior and Gulf Navigation Company (WGN) and one salt water/fresh water dock facility-Mobile River Terminal
(MRT). The Railroad Group and Marine Group accounted for approximately 73% and 27% of revenues, respectively, in 1999.

         Transtar provides the sole rail access to, as well as the primary water transport for, nearly all the steel making plants of USX Corporation (USX), servicing US Steel (USS), USS Mining Co., L.L.C. (USM), and Lorain Tubular, L.L.C. at Lorain, Ohio. Transtar derived 52% of its revenues in 1999 from serving the USX facilities. The services are provided under certain Transportation Services Agreements (See Item 13, Certain Relationships and Related Transactions for a discussion of these agreements, including their duration). Transtar serves a Blackstone controlled Republic Technologies International, L.L.C. (Republic) facility which is also located at Lorain, Ohio. Other steel-related customers generated an additional 19% of revenues, resulting in the steel industry accounting for 70% of Transtar's revenues in 1999. Movements of coal to utilities and other customers accounted for 13% of Transtar's revenues in 1999, while miscellaneous traffic accounted for the remaining 17%.

         The shareholders of Transtar are Holdings, which owns a 51% voting and a 54% economic interest, USX, which owns a 49% voting and a 46% economic interest, and Transtar's management that owns less than a 1% economic interest. Management's direct interest has been reduced since Transtar's formation due to repurchases of 950 shares of nonvoting stock from retiring managers. Certain shares have been allocated to promoted managers in a stock option program. Including the effect of this program, economic ownership of management would be 2.36%.

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

RAILROAD GROUP

         Each rail subsidiary is a regional or switching railroad with individual specialties. Revenues from USX represented approximately 48% of the Railroad Group's revenues in 1999. The following paragraphs describe Transtar's major rail subsidiaries and their operations.

DMIR

         The DMIR is located in northeastern Minnesota and northwestern Wisconsin and includes two major storage and shipping facilities at Duluth and Two Harbors, Minnesota. It is the sole rail carrier serving USX's Minntac facility and also serves the taconite producing facilities of both EVTAC Mining and Ispat Inland Mining. The DMIR hauls taconite to its Two Harbors and Duluth docks where the taconite is loaded into vessels for delivery to USX's Gary Works and Mon Valley facilities and other lower lake steel plants including the Republic facility at Lorain, Ohio. The DMIR also hauls taconite for interchange to long haul railroads.

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

LAKE TERMINAL

         The Lake Terminal is located in Lorain, Ohio and is the sole-serving rail carrier to both the USX and Republic facilities there. Prior to December 28, 1998, the Lake Terminal also provided these facilities with in-plant switching services as well as maintenance of track and equipment. The predecessor owner (USS/Kobe) of these facilities awarded the in-plant switching and maintenance of track and equipment to a competing company at the end of 1998.

BIRMINGHAM SOUTHERN/FAIRFIELD SOUTHERN

         The Birmingham Southern is located in the Birmingham, Alabama area and is the sole-serving carrier for USX's Fairfield Works. It transports coal, coke, iron ore, semi-finished and finished steel and other products. Fairfield Southern, a Birmingham Southern subsidiary, provides all of the in-plant switching at Fairfield Works.

MARINE GROUP

         The Marine Group is comprised of a Great Lakes shipping fleet and an inland barge operation. Revenues from USX represented approximately 60% of the Marine Group's revenues in 1999. The following paragraphs describe Transtar's marine subsidiaries and their operations.

GLF

         The GLF owns ten lake vessels and operates another vessel under a long-term charter agreement. They operate in a market area throughout the five Great Lakes, extending from the western end of Lake Superior to the eastern end of Lake Ontario.

WGN/MRT

         WGN, headquartered in Chickasaw, Alabama, operates on the Black Warrior-Tombigbee waterway and the Tennessee-Tombigbee waterway, utilizing a fleet of 245 barges (of which 183 are leased) and 20 towboats. MRT, WGN's subsidiary is a salt water/fresh water transfer facility located at Mobile, Alabama.

OPERATING REVENUES

         Transtar's total operating revenues were $468.3 million in 1999. These revenues were primarily earned from the transportation of freight. The revenues incorporate traffic originated, terminated, and switched by rail operations as well as commodities transported by marine operations. Both the rail and the marine operations earned dock handling revenues.

         Set forth below are freight revenues of Transtar by commodity groups for the years 1997 through 1999.


                                          Year Ended December 31,
                               -------------------------------------------
                                   1999           1998            1997
                               ------------   -------------  -------------
                                 $     % of     $     % of     $     % of
                               (mil.)  total  (mil.)  total  (mil.)  total
                               ------  -----  ------  -----  ------  -----
Iron Ore ..................... $177.1   37.8  $200.1   40.2  $219.9   41.8

Coal  ........................   56.3   12.0    61.4   12.3    58.5   11.1

Coke   .......................   36.2    7.7    39.4    7.9    43.6    8.3

Steel & General Merch  .......  138.9   29.7   142.8   28.7   148.1   28.2

Dock Handling  ...............   27.5    5.9    26.7    5.4    23.3    4.4

Trucking  ....................    0.7     .1     1.3     .3     1.3     .2

All other revenues  ..........   31.6    6.8    26.1    5.2    31.4    6.0
                               ------  -----  ------  -----  ------  -----
   Total Revenues  ........... $468.3  100.0  $497.8  100.0  $526.1  100.0
                               ======  =====  ======  =====  ======  =====

EMPLOYEES

         Transtar employed an average of 3,043 employees in 1999, down approximately 300 individuals from the prior two years. Approximately 86% of Transtar's employees are covered by collective bargaining agreements.

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

         The following table summarizes the Railroad Group's track and roadway activities for the periods indicated:



                                      Year Ended December 31,
                                  ------------------------------
                                  1999        1998          1997
                                  ----        ----          ----
Track miles of rail laid ....      69          108           79

Ties inserted (thousands)....      99          128          137

Track miles resurfaced ......     426          509          411

         The Railroad Group owns or leases the equipment described in the table below.


                                      Owned         Leased           Total
                                  -------------  -------------   --------------
                                        Average        Average          Average
Description                       Units   Age    Units   Age     Units    Age
-----------                       -----   ---    -----   ---     -----    ---
Locomotives:

  Road ......................       110    32       24    17       134    30

  Switcher ..................        99    31        4    27       103    31
                                 ------    --    -----    --    ------    --
    Total Locomotives .......       209    32       28    18       237    30
                                 ======    ==    =====    ==    ======    ==

Freight Cars:

  Box .......................        15    25       --    --        15    25

  Gondola ...................     3,467    25      984    19     4,451    23

  Hopper ....................     7,687    42    1,013    18     8,700    39

  Flat ......................       499    35       95    30       594    34
                                 ------    --    -----    --    ------    --
    Total Freight Cars ......    11,668    37    2,092    19    13,760    34
                                 ======    ==    =====    ==    ======    ==

         Improvement and ongoing maintenance of roadway, structures and equipment are essential components of the Company's efforts to improve service and reduce operating costs. The Railroad Group has made the following capital expenditures in order to maintain and improve train service:


                          Railroad Capital Expenditures
                              (dollars in millions)


                                 Year Ended December 31,
                                 ----------------------
                                 1999     1998     1997
                                 ----     ----     ----
Roadway and structures .....    $12.2    $15.5    $12.7

Railroad equipment:

  Locomotives ..............      3.6      1.0      0.7

  Freight cars .............      2.4      5.7      5.8

Other ......................      4.9      3.3      5.1
                                -----    -----    -----
    Total  .................    $23.1    $25.5    $24.3
                                =====    =====    =====

         Capital expenditures for the Railroad Group for 2000 are expected to be approximately $28.7 million, of which approximately $13.8 million are anticipated for roadway and structures and approximately $5.7 million are for railroad equipment.

         The following table shows the Railroad Group's expenses for ongoing maintenance and repairs of roadway, structures and railroad equipment (including administrative and inspection costs) for the periods indicated.


                        Railroad Maintenance Expenditures
                              (dollars in millions)


                               Year Ended December 31,
                               ----------------------
                               1999     1998     1997
                               ----     ----     ----
Roadway and structures .....  $37.1    $37.0    $41.9

Railroad equipment:

  Locomotives ..............   20.6     23.4     23.2

  Freight cars .............   17.5     21.9     22.9

Other ......................    9.8     10.0      8.3
                              -----    -----    -----
  Total ....................  $85.0    $92.3    $96.3
                              =====    =====    =====

         Future maintenance programs will be determined by track, locomotive and car requirements necessary to provide quality service at projected business levels. The Railroad Group maintains full service car and locomotive shops in Proctor, Minnesota; Joliet, Illinois; Gary, Indiana; and Greenville, Pennsylvania.

THE MARINE GROUP

         The GLF owns ten vessels and leases one additional vessel under long-term charter agreement. All of the vessels are self-unloaders, with a total cargo capacity of 362,900 gross tons (GT) at mid-summer draft.

         Included in this fleet are four large beam vessels, the Roger Blough, the Edwin H. Gott, the Edgar B. Speer, and the Presque Isle. These vessels are the maximum size beam permitted through the locks at Sault Ste. Marie. They range in size from 858 to 1,004 feet in length and are specifically designed for and dedicated principally to carrying taconite pellets for USX. The Edgar B. Speer is operated under a long-term charter.

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



                                                          Seasonal
                          Length   Capacity      Year     Capacity
             Vessel       (feet)   (GT)(1)     Acquired  (M-GT) (2)
             ------       ------   -------     --------  ----------
Ore Fleet
---------

  Gott ................... 1,004    62,200       1978       2,378

  Speer(3) ............... 1,004    62,200 (4)   1980       2,378

  Presque Isle ........... 1,000    52,000       1973       1,930

  Blough .................   858    44,000 (4)   1972       1,914

  Anderson ...............   767    25,300       1952       1,048

  Callaway ...............   767    25,300       1952       1,048

  Clarke .................   767    25,300       1952       1,048

Stone Fleet
-----------

  Munson .................   768    25,600       1952       1,867

  Sloan ..................   620    15,600       1943       1,087

  Calcite II .............   604    12,900       1929         964

  Taylor .................   603    12,500       1929       1,005
                                   -------                 ------
  Total ..................         362,900                 16,667
                                   =======                 ======



(1) Measured in gross tons of iron ore or taconite pellets at mid-summer draft mark.

(2) Seasonal capacity in thousand gross tons (M-GT) for the ore fleet is for shipping between Duluth/Two Harbors, Minnesota and Gary, Indiana and for the stone fleet between Rogers City, Michigan and Gary, Indiana.

(3) Leased vessel.

(4) Can be unloaded only at dedicated port facilities (Conneaut, Gary, and Indiana Harbor).


         WGN owns 20 towboats and 62 barges and operates another 183 barges utilizing long-term lease arrangements.

         Capital expenditures for the Marine Group of $45.1 million were higher in 1999 due to the acquisition of a tug barge lake vessel (a formerly leased vessel) and are expected to be approximately $2.6 million in 2000.

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

         There were no matters submitted to a vote of security holders during 1999.

                                     PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Holdings is a Delaware limited partnership and as such its partnership interests are privately held and are not freely transferable.



ITEM 6. SELECTED FINANCIAL DATA




                                                                           Transtar Holdings, L.P.
                                                                 As of and for the year ended December 31,
                                                                 ----------------------------------------
                                                                 1999     1998    1997     1996      1995
                                                                 ----     ----    ----     ----      ----
                                                                            (dollars in millions)
Statement of Income Data:

  Income from equity in earnings of Transtar .......            $ 28.8   $ 31.3  $ 36.3   $ 37.6   $  31.1

  Interest and other financial expense .............             (27.4)   (24.1)  (21.3)   (18.8)    (16.6)

  Income from continuing operations ................               3.7      9.6    17.1     19.6      13.8

Balance Sheet Data:

  Investment in Transtar ...........................            $ 81.3   $ 54.3  $ 23.8   $  0.5   $ (15.4)

  Total assets .....................................             134.4    105.5    74.1     50.9      14.0

  Long-term debt ...................................             218.1    192.7   169.3    148.8     130.7

  Partners' equity (deficit) .......................             (85.4)   (87.4)  (95.4)   (98.6)   (117.3)




                                                                          Transtar, Inc.
                                                             As of and for the year ended December 31,
                                                             ----------------------------------------
                                                             1999     1998     1997     1996     1995
                                                             ----     ----     ----     ----     ----
                                                                       (dollars in millions)
Statement of Income Data:

  Operating revenues...............................         $468.3   $497.8   $526.1   $509.1   $494.5

  Operating expenses (excluding item shown below)(1)         350.1    367.5    376.3    360.4    352.1

  Depreciation ....................................           26.1     25.5     26.8     26.4     26.7
                                                            ------   ------   ------   ------   ------
    Operating income...............................           92.1    104.8    123.0    122.3    115.7

  Other income.....................................            2.1      2.3      3.9      1.7      1.1

  Interest income..................................            1.1      1.5      1.0      1.0      1.2

  Interest and other financial expense.............           (9.5)   (12.9)   (17.4)   (21.3)   (24.1)
                                                            ------   ------   ------   ------   ------
    Income before income taxes.....................           85.8     95.7    110.5    103.7     93.9

  Provision for income taxes.......................           31.6     36.7     42.1     32.8     35.2
                                                            ------   ------   ------   ------   ------
  Income from continuing operations................         $ 54.2   $ 59.0   $ 68.4   $ 70.9   $ 58.7
                                                            ======   ======   ======   ======   ======
Other Data:

  Consolidated Cash Flow(2)........................         $121.2   $138.0   $160.5   $152.5   $148.6

  Cash provided by operating activities............           82.1     91.9    106.0    113.8     94.0

  Cash used for investing activities...............          (66.0)   (21.2)   (19.9)   (15.8)   (16.9)

  Cash used for financing activities...............          (23.3)   (73.6)   (86.4)   (83.9)   (87.0)

  Capital expenditures.............................           68.2     26.4     25.6     19.6     20.3

  Dividends paid...................................            -        -       24.1     40.9     55.8

  Non-cash interest(3).............................            0.5      0.6      0.7      0.7      0.8

  Consolidated Cash Flow to cash interest..........           13.5x    11.2x     9.6x     7.4x     6.4x

  Fixed charge coverage ratio(4)...................           12.8x    10.7x     9.2x     7.2x     6.2x

  Ratio of earnings to fixed charges(5)............            5.8x     5.6x     5.4x     4.6x     4.1x

Balance Sheet Data:

  Cash and cash equivalents........................         $ 14.3   $ 21.4   $ 24.3   $ 24.7   $ 10.6

  Total assets.....................................          562.2    502.8    522.0    515.1    513.7

  Long-term debt less current portion..............             --     66.3    128.8    196.4    265.2

(1) Operating expenses include non-recurring charges (credits) of $0.9 million, $3.5 million, $7.0 million, and $(1.0) million for the years ended
    December 31, 1999, 1998, 1997, and 1996, respectively. These items relate to non-recurring labor costs and environmental credits.

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

ITEM 7.

                             TRANSTAR HOLDINGS, L.P.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations is presented as an analysis of Transtar Holdings, L.P.'s (Holdings) equity investment in Transtar, Inc. (Transtar). Holdings' earnings are derived primarily from its 54% economic interest in Transtar, and interest expense related to certain Senior Discount Notes issued in 1993. The following discussion should be read in conjunction with Holdings' Consolidated Financial Statements and Transtar's Consolidated Financial Statements and the related notes thereto included in Item 8 of Part II of this 10-K.

                            1999 VERSUS 1998 AND 1997

OVERALL

         Substantially all of the earnings of Holdings consist of Holdings' share in the earnings of Transtar accounted for by the equity method, and interest expense related to the Senior Discount Notes. Holdings' equity in earnings of Transtar was $28.8 million in 1999 compared to $31.3 million in 1998 and $36.3 million in 1997. For a discussion of the results of operations of Transtar, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for Transtar.

         In 1999, Holdings' net income totaled $3.7 million, a decrease of $5.9 million from $9.6 million in 1998 and a $13.4 million decrease from the $17.1 million recorded in 1997.

REVENUES AND EXPENSES

         Holdings did not produce any revenues in 1999, 1998, or 1997. Holdings' operating expenses of $0.2 million in 1999 remained virtually unchanged from expenses incurred in 1998 and 1997. As a result of accrued interest and accretion of the Senior Discount Notes issued by Holdings in December 1993, interest and other financial expenses grew from $21.3 million in 1997, to $24.1 million in 1998, and $27.4 million in 1999.

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

         Transtar declared no dividends during 1999 or 1998.

         On both October 30 and December 19, 1997, Transtar declared cash dividends in the amount of $625 per share on both its Class A Voting Common Stock and its Class B Nonvoting Common stock to holders of record of the stock on October 28 and December 17, 1997, respectively. During 1997, Holdings received $12.8 million representing its 53% economic interest in the Transtar dividends. Pursuant to the Indenture relating to the issuance of the Notes (the Notes Indenture), both dividend payments were deposited into an escrow account.

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

                             TRANSTAR HOLDINGS, L.P.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)


         Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on the Notes, make certain payments permitted under the Notes Indenture, purchase or optionally redeem Notes or to pay administrative expenses of Holdings. As of December 31, 1999 the escrow balance is $49.8 million. Cash interest on the Notes began accruing on December 15, 1999 in accordance with the Notes Indenture. On June 15, 2000, a cash interest payment will be due for the period commencing December 15, 1999 and ending on June 15, 2000. Cash interest will thereafter be payable semi-annually in arrears on June 15 and December 15 of each year. Interest earned on the escrow balance amounted to $2.5 million, $2.6 million, and $2.4 million in 1999, 1998 and 1997, respectively. The first interest payment on the Notes will be in the approximate amount of $14.6 million. Funds currently in the escrow account will be sufficient to make the first three semi-annual interest payments on the Notes. When funds in the escrow account have been expended Holdings will be required to seek additional sources of funds in order to make future interest payments on the Notes. Holdings cannot give any assurances that they will be able to obtain additional funds in order to make such interest payments.

         The only business activity of Holdings is its investment in Transtar. Holdings does not require any additional liquidity or capital resources, other than in connection with the payment of the interest on the Notes and for professional fees and certain other administrative expenses.

         In the past Holdings has received dividends from Transtar in respect of the Common Stock of Transtar held by Holdings. These dividends have been the source of substantially all of the money currently on deposit in the escrow account. Future dividends of Transtar are governed by Transtar's bylaws that require unanimous approval by the Company's directors to declare a dividend or other distribution (absent a decision by an independent consultant breaking a deadlocked vote). Holdings and USX each have the right, pursuant to a Stockholders Agreement dated as of December 28, 1988, as amended (the Stockholders' Agreement), to designate certain directors to the board of directors of the Company. As such, Holdings' ability to cause the Company to declare and pay a dividend or other distribution is dependent upon the concurrence of USX and no assurances can be given that USX will concur in the declaration and payment of such dividends or that any such dividends will actually be declared and paid.

                                 TRANSTAR, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



         Transtar, Inc. (Transtar or the Company) is a holding company consisting of two business groups, the Railroad Group and the Marine Group.

                                1999 VERSUS 1998

OVERALL

         Transtar's net income totaled $54.2 million in 1999, compared to net income of $59.0 million in 1998. Transtar's lower financial results in 1999 were brought about by decreased demand for the raw materials it transports for its steel producing customers as well as a decrease in coal delivered for export to Canada and Asia.

OPERATING REVENUES

         Operating revenues in 1999 totaled $468.3 million, or $29.5 million less than in 1998. Revenue decreases of $5.7 million and $23.8 million were reported by the Railroad Group and Marine Group, respectively. Cutbacks in production at the taconite pellet plants served by Transtar were the prime contributors to these decreases. Some of the decreased production was a result of the steel industry balancing inventories of raw materials with demand for steel products. The majority of this decreased demand was spurred by the domestic steel industry's response to an increase of imported foreign steel in the marketplace. Two of the commodities most affected were iron ore pellets and coke. This structural change in the marketplace began late in 1997 and continued into the fourth quarter of 1999. Revenues generated by the transportation and handling of raw materials used in the steel production process as well as revenues for outbound steel products showed decreases from 1998. Additionally, limestone tonnage, which is traditionally delivered by lake carriers for road construction and other infrastructure projects, declined over one million tons from 1998 levels. Increased tonnages of salt and gypsum were not enough to offset this shortfall. Coal for export from Alabama origins decreased considerably from the previous year, adversely impacting both Railroad and Marine results. The loss of in-plant switching at the former USS/Kobe's plant at Lorain, Ohio caused a revenue decline of almost $8.6 million from 1998 levels at the Lake Terminal Railroad. Rate reductions that were included in the 1998 Transportation Services Agreements with USX produced approximately the same level of revenue compression in 1999 as was experienced in 1998. This revenue compression was partially offset by activity in the Rail Group which experienced increased haulage and classification trains from several of the Class I railroads that enter the Chicago market. This improved Transtar revenues by almost $1.7 million from 1998.

OPERATING EXPENSES

         Operating expenses decreased $16.8 million from 1998 levels to $376.2 million in 1999. A reduction in volumes handled was the chief reason for much of the cost decrease. Contributing to the cost decreases were: 1) declines in employment levels and associated costs that produced a $12.9 million reduction;
2) reductions in repair and maintenance programs driven by the lower operating volumes that contributed $7.2 million; 3) reductions in casualty and property insurance amounting to $2.6 million; 4) a $2.1 million reduction in shifting and towing expense and mobile equipment rentals on the barge companies; and 5) a decrease of $1.7 million in the amount recorded to recognize pension costs associated with the curtailment of in-plant operations by the Lake Terminal Railroad at USS/Kobe on December 28, 1998. Approximately $7.4 million of the overall decrease in operating costs is related to this curtailment. Offsetting the improved costs were $2.4 million of reduced car hire earnings (a contra-cost) for the Railroad Group and $1.7 million of additional fuel expense across all of Transtar as the average purchase price of fuel increased by almost $0.09 per gallon when compared with 1998. Property taxes increased $2.2 million primarily due to favorable adjustments recorded by the Railroad Group in 1998.

                                 TRANSTAR, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)

OTHER INCOME AND EXPENSE

         Transtar's net interest expense decreased by $3.0 million in 1999 from 1998. This decrease is primarily attributed to the retirement of term debt during 1999. Decreased equity income recorded by the Marine Group contributed to the reduction of $0.2 million in other income.

PROVISION FOR INCOME TAXES

         Transtar's provision for income taxes in 1999 was $31.7 million or a decrease of $5.0 million from 1998. This decrease is primarily related to the decline in before tax profit in 1999.

                                1998 VERSUS 1997

OVERALL

         Transtar reported net income of $59.0 million in 1998, compared to net income of $68.4 million in 1997. Transtar's results in 1998 were driven by weakening of the domestic steel industry due to lower priced imported steel and by revenue concessions granted in the 1998 Transportation Services Agreements with USX and USS/Kobe.

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

OPERATING EXPENSES

         Operating expenses decreased $10.1 million from 1997 levels to $393.0 million in 1998. Contributing to the overall cost decreases were: 1) lower diesel fuel prices which contributed to a $7.0 million reduction in fuel expense; 2) favorable property tax adjustments recorded in 1998 which reduced state and local taxes by $1.2 million; 3) changes in asset lives which resulted in decreased depreciation expense of $1.3 million; 4) recognition in 1997 of $7.0 million of expense associated with a limited early retirement program and an accounting department consolidation; 5) increased recovery in 1998 of maintenance expenses which are shared with third parties in the amount of $2.7 million; 6) decreases in casualty expense and liability insurance of $2.3 million; 7) a $1.2 million reduction in shifting and towing expense and mobile equipment rentals on the barge lines; and 8) increased allocation of labor forces to capital improvement projects which reduced operating expenses by $1.5 million. Partially offsetting these cost decreases were: 1) increased labor expense of $6.3 million reflecting contractual wage increases, additional hours worked and higher health insurance costs; 2) additional lease cost of $0.8 million reflecting new leases of freight cars and barges commencing during 1998;
3) reduced net car hire earnings (a contra-cost) of $1.1 million due to the weakened domestic steel market and fewer off-line loadings for a large portion of Transtar's gondola freight car fleet; and 4) recognition of $3.5 million of expense associated with a partial curtailment of services provided by the Lake Terminal Railroad due to a reduction in business at USS/Kobe, and further accounting department consolidation.

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

                         LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

         Transtar ended 1999 with cash and cash equivalents totaling $14.3 million, which was $7.1 million less than the $21.4 million it had at year-end 1998.

         On June 29, 1999, Transtar entered into a Short Term Credit Agreement (Short Term Credit Facility) which enabled it to borrow $30 million on an unsecured term basis. The Short Term Credit Facility was used by Transtar to finance a portion of the purchase price of a tug barge lake vessel which previously was operated by Transtar under a long-term lease. Also, on June 29, 1999 Transtar borrowed $15 million from its existing revolving credit facility to finance the remainder of the purchase price of the tug barge. On August 26, 1999, Transtar amended and restated its Credit Agreement dated December 7, 1993 (the original Credit Agreement) to provide for certain lenders to make additional term loans to Transtar of up to $45 million. The proceeds of these loans were used to refinance indebtedness of $30 million under the Short Term Credit Facility, and to repay $15 million of revolving credit loans. The Credit Agreement as amended and restated provides for Tranche A Term Loans of $85 million (the amount outstanding as of August 26, 1999 under the Original Credit Agreement) and Tranche B Term Loans of $45 million, all of which are collateralized by the stock of Transtar's subsidiaries.

         During 1999, Transtar retired $59.0 million of its combined term loan obligations compared to $72.0 million retired during 1998. Of the $59.0 million repaid in 1999, $1.0 million represented a payment against Tranche B debt. At December 31, 1999, Transtar had $110.0 million of term loan obligations remaining, including $66.0 million due under Tranche A and $44.0 million due under Tranche B. Transtar expects to repay its obligation's from its operating cash flow and from proceeds acquired through a future refinancing of its Tranche B debt, or a sale-leaseback transaction involving the tug barge. Transtar paid no dividends in either 1999 or 1998, compared with the $24.1 million paid to its shareholders in 1997.

         Contractual commitments in the amount of $14.5 million were made in 1999 to acquire components for the assembly of 280 freight cars. The acquisition of the freight car components began in mid 1999 and was in response to a commitment under the Transportation Services Agreement with USX that requires Transtar to spend up to $20.0 million to assure the continuance of in-plant coke movements at its Gary Works. Transtar is operating the first 26 of these freight cars under a long-term lease arrangement, and it is anticipated that the remainder of the fleet will also be leased.

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

CAPITAL RESOURCES

         Net cash used for investing activities in 1999 was $66.0 million or $44.7 million more than 1998. This change reflects increased capital spending in 1999 of $41.8 million and a $3.0 million decrease in proceeds from disposition of assets.

         Cash used for financing activities in 1999 decreased by $50.3 million from 1998. This decrease was influenced by Transtar's new borrowing of $45.0 million to finance the acquisition of a tug barge lake vessel. Cash used for term loan debt retirements decreased by $13.0 million from 1998. In 1999, Transtar repaid $59.0 million of its term debt obligations versus the $72.0 million it repaid in 1998 and the $62.0 million it repaid in 1997. In 1999 and 1998, no dividends were paid to stockholders, compared with $24.1 million in 1997

CAPITAL EXPENDITURES

         Transtar's capital requirements during 2000 are forecasted to be approximately $31.3 million. Internally generated funds from operations are expected to be sufficient to repay Transtar's Tranche A term loan obligations of $66 million due in 2000. The Tranche B obligations associated with the acquisition of the tug barge will be refinanced prior to December 31, 2000.

         In 1999, capital expenditures of $68.2 million increased by $41.8 million from 1998, primarily as a result of the acquisition of the formerly leased tug barge. Capital expenditures in 1998 totaled $26.4 million, or $0.8 million more than in 1997. In addition to these capital expenditures, the Company spent $104.1 million in 1999, $113.2 million in 1998, and $117.6 million in 1997 for repair and maintenance of its facilities and equipment.

                              ENVIRONMENTAL MATTERS

         Transtar is subject to federal, state, and local laws and regulations relating to the environment. These laws regulate discharges into the environment, as well as the handling, storage, transportation, and disposal of waste and hazardous materials. These laws also require responsible parties to undertake remediation of hazardous waste disposal sites. Transtar provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs are reasonably determinable. Certain Transtar operating subsidiaries have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and are required to share the cost to remediate certain Superfund sites identified by the Environmental Protection Agency (EPA). In those instances where the probable costs of cleanup are estimable, Transtar has recorded a liability. At December 31, 1999 accrued liabilities for remediation totaled $0.2 million. This represents a decrease of $0.2 million from the December 31, 1998 balance. The Company has considered the other potentially responsible parties in determining this accrual. For the period 1989 through 1999, actual cash payments associated with environmental expense have totaled $10.5 million.

                                 TRANSTAR, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)


         Transtar and USX have entered into an environmental indemnification agreement, whereby USX has agreed to indemnify Transtar against 75 percent of certain environmental claims, losses, liabilities, obligations, damages, deficiencies, costs, and expenses (collectively, Environmental Liabilities) in excess of $10 million. This environmental indemnification agreement covers Environmental Liabilities relating to certain assets and properties transferred by USX to Transtar upon the formation of Transtar, which Environmental Liabilities existed or occurred prior to such formation. Of the $10.5 million expended since 1988, $7.9 million is applicable to the $10 million threshold. Although it is not presently possible to estimate the ultimate amount of all remediation and compliance costs that might be incurred or the penalties that may be imposed, management does not believe these potential costs will have a material adverse effect on the Company.

                                    YEAR 2000

         Transtar's management was confident that the plan it had devised to address the Year 2000 issue would permit an interruption free and seamless transition from 1999 to 2000. This plan addressed mainframe information systems, non-information technology systems, as well as, third parties. The mainframe information systems portion of this plan cost Transtar approximately $5.0 million to implement. With minor exceptions, hardware, system software and applications software performed without failure as the Year 2000 dawned.

         Non-information technology systems, integral parts of Transtar's rail and marine operations, also performed without interruption during the year change. During management's preparedness review, several upgrades and replacements were made to ensure Year 2000 compliance. Including these non-information technology systems, Transtar spent approximately $6.6 million to become Year 2000 ready.

         While Transtar management knows of no situation where its critical information and operating systems were not Year 2000 ready, there can be no guarantee that other Year 2000 problems will not surface.

                   TRANSPORTATION SERVICES AGREEMENTS WITH USX

         On June 30, 1998 Transtar reached agreement in principle with USX on new Transportation Services Agreements with final agreement reached December 21, 1998. (See Note 13 to Consolidated Financial Statements). The new Agreements were approved by the lending institutions that participate in Transtar's Credit Agreement on February 12, 1999. These agreements generally extend through December 31, 2004, and ensure Transtar's continued presence at all of the US Steel and US Steel Mining facilities it presently services. Third parties will be permitted to handle certain volumes of selected commodities. Rate reductions included in the new Transportation Services Agreements reduced Transtar's operating revenues and operating income by $14.5 million in 1999 and $14.4 million in 1998 as compared to 1997 levels for both years.

                     REPUBLIC TECHNOLOGIES / LORAIN TUBULAR
                             (USS/KOBE STEEL MILLS)

         Since 1895, the Lake Terminal Railroad (a Transtar subsidiary) had performed intra-plant switching of hot metal and other steel products within the USS/Kobe Steel mill, maintained the rail line that operates inside and around this facility, and provided maintenance services to USS/Kobe's freight car and locomotive fleet. In 1998 USS/Kobe elected to terminate the in-plant switching services provided by the Lake Terminal Railroad on tracks owned by USS/Kobe, as well as the maintenance services. Effective December 29, 1998 under the terms of a new Transportation

                                 TRANSTAR, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS -- (CONTINUED)


Services Agreement, which extends through December 31, 2008, the Lake Terminal Railroad only provides interchange service between linehaul carriers and the in-plant rail provider for this facility. As a result, Transtar experienced a decrease of approximately $8.6 million in revenues, with a $1.1 million negative impact on before tax income.

         On August 13, 1999, USS/Kobe concluded a transaction whereby Blackstone Capital Partners II acquired the steelmaking and bar producing assets of USS/Kobe Steel Company at Lorain, Ohio. These facilities are being operated under the name of Republic Technologies International, L.L.C. USX, which owned 50 percent of USS/Kobe, now owns approximately 16 percent of Republic. The remaining portion of the USS/Kobe facilities was renamed Lorain Tubular, L.L.C. Lorain Tubular owns and operates two seamless tubular mills in Lorain, Ohio. On December 31, 1999, USS acquired Kobe Steel's 50 percent interest in Lorain Tubular. Transtar's Transportation Service Agreement with these companies' predecessor (USS/Kobe) has survived these transactions.

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


ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             TRANSTAR HOLDINGS, L.P.


                                                                           Page
                                                                           ----

Report of Independent Accountants ......................................... 19

Consolidated Balance Sheet as of December 31, 1999 and 1998 ............... 20

Consolidated Statement of Income for the Years Ended December 31,
1999, 1998 and 1997 ....................................................... 21

Consolidated Statement of Partners' Equity for the Years Ended
December 31, 1999, 1998 and 1997 .......................................... 21

Consolidated Statement of Cash Flows for the Years Ended December 31,
1999, 1998 and 1997 ....................................................... 22

Notes to Consolidated Financial Statements ................................ 23



                                TRANSTAR,  INC.


Report of Independent Accountants ......................................... 26

Consolidated Balance Sheet as of December 31, 1999 and 1998 ............... 27

Consolidated Statement of Income for the Years Ended December 31,
1999, 1998 and 1997 ....................................................... 28

Consolidated Statement of Retained Earnings for the Years Ended
December 31, 1999, 1998 and 1997 .......................................... 28

Consolidated Statement of Cash Flows for the Years Ended December 31,
1999, 1998 and 1997 ....................................................... 29

Notes to Consolidated Financial Statements ................................ 30

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Partners of Transtar Holdings, L.P.

In our opinion, the consolidated financial statements of Transtar Holdings, L.P., as listed in the accompanying index on page 18 of the Annual Report on Form 10-K, present fairly, in all material respects, the financial position of Transtar Holdings, L.P. and its subsidiary, Transtar Capital Corporation (TCC), (together, "Holdings") at December 31, 1999, and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Holdings' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Transtar, Inc. is a significant equity investment of Holdings (as described in Note 1, page 23); accordingly, the financial statements of Transtar, Inc. should be read in connection with the consolidated financial statements of Holdings.




PricewaterhouseCoopers  LLP
600 Grant Street
Pittsburgh, PA 15219



February 24, 2000

                             TRANSTAR HOLDINGS, L.P.

                           CONSOLIDATED BALANCE SHEET


                                                                December 31,
                                                              1999       1998
                                                            --------   --------
                                                          (dollars in thousands)

    ASSETS

Current assets:

  Cash and cash equivalents (Note 2)....................... $    299   $    286

  Other current assets.....................................       10          8
                                                            --------   --------
    Total current assets...................................      309        294

Restricted cash (Note 4)...................................   49,846     47,328

Investment in Transtar.....................................   81,340     54,258

Other assets ..............................................    2,891      3,629
                                                            --------   --------
    Total assets........................................... $134,386   $105,509
                                                            ========   ========

    LIABILITIES

Current liabilities:

  Accounts payable and other current liabilities........... $    389   $    205

  Accrued interest                                             1,296         --
                                                            --------   --------
    Total current liabilities                                  1,685        205

Long-term debt (Note 3)....................................  218,080    192,736
                                                            --------   --------
    Total liabilities......................................  219,765    192,941

    PARTNERS' EQUITY (DEFICIT).............................  (85,379)   (87,432)
                                                            --------   --------
    Total liabilities and partners' equity (deficit)....... $134,386   $105,509
                                                            ========   ========





         The accompanying notes are an integral part of these consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.

                        CONSOLIDATED STATEMENT OF INCOME


                                                        For the year ended December 31,
                                                         1999         1998        1997
                                                         ----         ----        ----
                                                             (dollars in thousands)

Revenues............................................. $     --     $     --    $     --
                                                      --------     --------    --------
Operating expenses:

    Selling, general and administrative expenses.....      182          198         236
                                                      --------     --------    --------
        Operating (loss).............................     (182)        (198)       (236)

Interest income......................................    2,532        2,604       2,369

Interest and other financial expenses................  (27,379)     (24,143)    (21,301)
                                                      --------     --------    --------
    (Loss) before equity in earnings of Transtar.....  (25,029)     (21,737)    (19,168)

Equity in earnings of Transtar ......................   28,754       31,349      36,267
                                                      --------     --------    --------
    Net income....................................... $  3,725     $  9,612    $ 17,099
                                                      ========     ========    ========



                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY


Partners' equity (deficit), beginning of year........ $(87,432)    $(95,370)   $(98,606)

Distribution to partners (Note 4)....................       --         (745)    (13,692)

Net income...........................................    3,725        9,612      17,099

Other adjustments to partners' equity (Note 5).......   (1,672)        (929)       (171)
                                                      --------     --------    --------
Partners' equity (deficit), end of year.............. $(85,379)    $(87,432)   $(95,370)
                                                      ========     ========    ========





         The accompanying notes are an integral part of these consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                          For the year ended December 31,
                                                                          ------------------------------
                                                                           1999        1998        1997
                                                                          ------      ------      ------
                                                                              (dollars in thousands)
 Operating activities:

  Net income ....................................................       $  3,725    $  9,612    $ 17,099

  Adjustments to reconcile net income to net cash used by operating activities:

    Amortization ................................................             --          --         345

    Non-cash interest and other financial expenses ..............         27,379      24,143      21,301

    Non-cash interest income ....................................         (2,519)     (2,578)     (2,358)

    Equity in earnings of Transtar ..............................        (28,754)    (31,349)    (36,267)

    Changes in:

      Accounts payable ..........................................            184          19        (543)

      All other changes - net ...................................             (2)        (21)         (3)
                                                                         -------     -------     -------
        Net cash provided by (used for) operating activities ....             13        (174)       (426)
                                                                         -------     -------     -------
Investing activities:

  Dividends received ............................................             --          --      12,750
                                                                         -------     -------     -------
        Net cash provided by investing activities ...............             --          --      12,750
                                                                         -------     -------     -------
Financing activities:

  Restricted cash ...............................................             --          --     (12,750)

  Distribution to partners ......................................             --        (745)    (13,692)

  Withdrawal from restricted cash ...............................             --         945      13,992
                                                                        --------    --------    --------
        Net cash provided by (used for) financing activities ....             --         200     (12,450)
                                                                        --------    --------    --------
Increase (decrease) in cash and cash equivalents ................             13          26        (126)

Cash and cash equivalents at beginning of period ................            286         260         386
                                                                        --------    --------    --------
Cash and cash equivalents at end of period ......................       $    299    $    286    $    260
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

         BTP was originally formed in 1988 for the sole purpose of holding voting stock and nonvoting stock in Transtar. BTP was renamed Transtar Holdings, L.P. (Holdings) in November 1993. Additionally, in November 1993, BMA withdrew from its role as general partner of Holdings and substituted Blackstone Transportation Company, Inc. (BTC) as the general partner of Holdings. Transtar Capital Corporation, a Delaware corporation and wholly owned subsidiary of Holdings (TCC), was formed in connection with an Offering of 13 3/8% Series A Senior Discount Notes. In 1994, Holdings and TCC exchanged the Series A Notes for Series B Notes (Notes). Holdings and TCC have no operations of their own. TCC is a shell corporation which has nominal assets and equity and no liabilities, operations or cash flows. Accordingly, the financial statements of TCC are not presented because they do not provide material information to investors. Holdings owns 51.0 percent of the voting shares and 53.5 percent of the economic interest in the capital stock of Transtar.

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



NOTE 3: LONG-TERM DEBT

                                         Interest               December 31,    December 31,
                                         Rate (%)    Maturity       1999           1998
                                         --------    --------     --------       --------
                                                     (dollars in thousands)

Series B Senior Discount Notes .......... 13.375       2003       $218,080       $192,736

  Less amount due within one year........                               --             --
                                                                  --------       --------
  Long-term debt due after one year......                         $218,080       $192,736
                                                                  ========       ========

         On December 7, 1993, Holdings and TCC (Issuers) issued $218 million aggregate principal amount of 13.375 percent Series A Senior Discount Notes due December 15, 2003. In 1994, Holdings and TCC exchanged the Series A Notes for Series B Notes (Notes). The Notes are the joint and several obligations of the Issuers. An original issue discount of $118 million was amortized over a six year period commencing December 15, 1993 and ending December 15, 1999. Interest will be payable semi-annually in arrears on June 15 and December 15 commencing on June 15, 2000. The Notes have a principal at maturity of $218 million. The carrying value represents the principal at maturity less the unamortized discount. The fair value of the Notes at December 31, 1999 and 1998 was $223.0 million and $214.8 million, respectively. Fair value of the Notes is based on quoted market prices. The Notes are not guaranteed by Transtar or any of its subsidiaries and are subordinated to all existing and future liabilities of the Issuers' subsidiaries. Interest expense attributable to the Notes was $26.6 million, $23.4 million and $20.6 million in 1999, 1998 and 1997, respectively.

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

         Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on the Notes, make certain payments permitted under the Notes Indenture, purchase or optionally redeem Notes or to pay administrative expenses of Holdings. In 1998 and 1997, in accordance with the Notes Indenture and an agreement governing the escrow account, Holdings withdrew from the escrow account $0.7 million and $13.7 million, respectively, to distribute to its partners, and withdrew $0.2 million and $0.3 million, respectively, to pay certain administrative expenses. No funds were withdrawn from the escrow account in 1999. Interest earned on the escrow balance amounted to $2.5 million, $2.6 million and $2.4 million in 1999, 1998 and 1997, respectively.

NOTE 5: PARTNERS' EQUITY

         In 1999, 1998 and 1997, Holdings recorded adjustments to Partners Equity of $(1.7) million, $(0.9) million and $(0.2) million, respectively. These adjustments were recorded as a result of changes in ownership related to Transtar repurchases of treasury stock from its Management Stock Trust.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Transtar, Inc.

In our opinion, the consolidated financial statements of Transtar, Inc., as listed in the accompanying index on page 18 of this Annual Report on Form 10-K, present fairly, in all material respects, the financial position of Transtar, Inc., and its subsidiaries (the Company) at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP
600 Grant Street
Pittsburgh, PA 15219


February 24, 2000

                                 TRANSTAR, INC.

                           CONSOLIDATED BALANCE SHEET


                                                                      December 31,
                                                              -----------------------------
                                                                1999                1998
                                                              ---------           ---------
                                                                  (dollars in thousands)
  ASSETS
Current assets:
  Cash and cash equivalents (Note 2) ...............          $ 14,274           $ 21,428
  Accounts receivable from related parties (Note 13)            20,921             14,499
  Accounts receivable from trade customers .........            62,017             46,778
  Other current assets (Note 6) ....................            11,049             10,181
                                                              --------           --------
    Total current assets ...........................           108,261             92,886
Property, plant, and equipment
  less accumulated depreciation (Note 7) ...........           417,902            379,287
Operating parts and supplies .......................            14,344             14,930
Other assets (Note 8) ..............................            21,690             15,701
                                                              --------           --------
    Total assets ...................................          $562,197           $502,804
                                                              ========           ========

  LIABILITIES
Current liabilities:
  Accounts payable .................................          $ 75,047           $ 64,560
  Payroll and benefits payable .....................            39,059             38,614
  Accrued taxes ....................................            13,447              6,215
  Accrued interest .................................             1,299              1,146
  Current portion of long-term debt (Note 9) .......           110,000             57,700
  Other current liabilities ........................             1,560              1,498
                                                              --------           --------
    Total current liabilities ......................           240,412            169,733
Long-term debt less current portion (Note 9) .......                --             66,300
Postretirement benefits other than pensions (Note 3)           112,589            110,425
Deferred credits and other liabilities (Note 11) ...            57,281             53,704
                                                              --------           --------
    Total liabilities ..............................           410,282            400,162

  STOCKHOLDERS' EQUITY
Common stock (Note 12) .............................             1,000              1,000
Paid-in capital (Note 12) ..........................            28,601             23,417
Retained earnings ..................................           139,742             85,577
Treasury stock (Note 12) ...........................           (17,428)            (7,352)
                                                              --------           --------
    Total stockholders' equity .....................           151,915            102,642
                                                              --------           --------
    Total liabilities and stockholders' equity .....          $562,197           $502,804
                                                              ========           ========


         The accompanying notes are an integral part of these consolidated financial statements.

                                 TRANSTAR, INC.

                        CONSOLIDATED STATEMENT OF INCOME



                                                                                For the year ended December 31,
                                                                        -----------------------------------------------
                                                                          1999                1998              1997
                                                                        ---------           ---------         ---------
                                                                                     (dollars in thousands)

Revenues from related parties (Note 13) ......................          $241,506            $278,546          $307,037
Revenues from others .........................................           226,779             219,271           219,078
                                                                        --------            --------          --------
  Total revenues .............................................           468,285             497,817           526,115
                                                                        --------            --------          --------
Operating expenses (excluding items shown below) .............           332,654             355,146           363,784
Selling, general, and administrative expenses ................            17,447              12,370            12,558
Depreciation .................................................            26,121              25,519            26,820
                                                                        --------            --------          --------
  Total operating expenses ...................................           376,222             393,035           403,162
                                                                        --------            --------          --------
    Operating income .........................................            92,063             104,782           122,953
Other income .................................................             2,190               2,380             3,899
Interest income ..............................................             1,093               1,537             1,085
Interest and other financial expenses ........................            (9,516)            (12,942)          (17,358)
                                                                        --------            --------          --------
  Income before income taxes .................................            85,830              95,757           110,579
Less provision for income taxes (Note 5) .....................            31,665              36,718            42,134
                                                                        --------            --------          --------
  Net income .................................................          $ 54,165            $ 59,039          $ 68,445
                                                                        ========            ========          ========


                                       CONSOLIDATED STATEMENT OF RETAINED EARNINGS


Retained earnings (deficit), beginning of period .............          $ 85,577            $ 26,538          $(17,822)
Dividends paid (Note 12) .....................................                --                  --           (24,085)
Net income ...................................................            54,165              59,039            68,445
                                                                        --------            --------          --------
Retained earnings, end of period .............................          $139,742            $ 85,577          $ 26,538
                                                                        ========            ========          ========


         The accompanying notes are an integral part of these consolidated financial statements.

                                 TRANSTAR, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                For the year ended December 31,
                                                               --------------------------------
                                                                 1999        1998        1997
                                                               --------    --------    --------
                                                                    (dollars in thousands)
Operating activities:
Net income ................................................    $ 54,165    $ 59,039    $ 68,445
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation ............................................      26,121      25,519      26,820
  Non cash interest expense ...............................         504         554         652
  Deferred taxes ..........................................       2,450       5,740       5,879
  Gain on sale of assets ..................................        (527)     (1,141)     (2,676)
  Non cash postretirement benefits expense ................       2,060       4,253       3,781
  Changes in:
    Accounts receivable ...................................     (21,661)      9,866      (7,787)
    Accounts payable ......................................      10,487      (9,103)      7,633
    Deferred credits ......................................         925       2,195        (183)
    All other changes - net ...............................       7,573      (5,017)      3,387
                                                               --------    --------    --------
    Net cash provided by operating activities .............      82,097      91,905     105,951
                                                               --------    --------    --------
Investing activities:
  Capital expenditures ....................................     (68,173)    (26,414)    (25,644)
  Proceeds from the sale of assets ........................       2,196       5,178       5,730
                                                               --------    --------    --------
    Net cash used for investing activities ................     (65,977)    (21,236)    (19,914)
                                                               --------    --------    --------
Financing activities:
  New long-term debt borrowings ...........................      45,000          --          --
  Repayment of long-term borrowings .......................     (59,000)    (72,000)    (62,002)
  Dividends paid ..........................................          --          --     (24,085)
  Payments to acquire treasury stock ......................      (9,274)     (1,557)       (325)
                                                               --------    --------    --------
    Net cash used for financing activities ................     (23,274)    (73,557)    (86,412)
                                                               --------    --------    --------
Decrease in cash and cash equivalents .....................      (7,154)     (2,888)       (375)
Cash and cash equivalents at beginning of period ..........      21,428      24,316      24,691
                                                               --------    --------    --------
Cash and cash equivalents at end of period ................    $ 14,274    $ 21,428    $ 24,316
                                                               ========    ========    ========

Supplemental information:
  Income taxes paid .......................................    $ 21,662    $ 36,006    $ 35,537
  Interest paid ...........................................    $  8,761    $ 13,242    $ 17,394
Noncash investing and financing activities:
  Long-term borrowings - capital leases ...................    $     --    $ (1,230)   $  1,230
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

         Since its formation, Transtar has repurchased certain shares of nonvoting stock from its management stock trusts and has recorded these shares as Treasury Stock. As of December 31, 1999 and 1998, Holdings owned 53.5 percent and 52.9 percent, respectively, of economic interest and 51 percent voting interest in the capital stock of Transtar; USX owned 46.2 percent and 45.6 percent, respectively, of economic interest and 49 percent voting interest; and the management stock trust held the remaining 0.3 percent and 1.5 percent, respectively, of economic interest.

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

         Deferred Dry Dock Costs -- USS Great Lakes Fleet, Inc. (a Transtar subsidiary) is required by the U.S. Coast Guard to inspect and perform certain maintenance on each of its lake-going vessels every 5 years, unless a one-year waiver has been granted. Costs to perform this operation (dry dock costs) are deferred and amortized on a straight-line basis over periods of 60 or 72 months from the time each vessel is dry docked.

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

                                 TRANSTAR, INC.

NOTE 2: (CONTINUED)

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

         New Accounting Standard -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This new Standard requires recognition of all derivatives as either assets or liabilities at fair value. Transtar does not believe the adoption of this Standard will have a material effect on its financial position or results of operations; however, the company is currently unable to reasonably estimate this effect, if any. Transtar plans to adopt the Standard effective January 1, 2001.

         Reclassifications -- Certain reclassifications of prior years' data have been made to conform to 1999 classifications.

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

                                 TRANSTAR, INC.

NOTE 3:  (CONTINUED)

         The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans.


                                                                              Other
                                                Pension Benefits     Postretirement Benefits
                                              --------------------   -----------------------
                                                1999        1998          1999        1998
                                              --------    --------      --------     -------
                                                          (dollars in thousands)
Change in benefit obligation:
Benefit obligation at January 1 .....         $152,718    $137,125      $ 96,615     $91,849
Service cost ........................            7,902       7,377         1,817       1,771
Interest cost .......................           10,517       9,858         6,265       6,406
Amendments ..........................            4,118       1,439            40          --
Curtailments ........................              736       2,007            --          --
Actuarial (gain) loss ...............          (15,280)      5,847         3,762        (168)
Benefits paid from plan assets ......          (11,369)    (10,935)           --          --
Benefits paid by company ............             (214)         --        (5,365)     (3,243)
                                              --------    --------      --------     -------
Benefit obligation at December 31 ...         $149,128    $152,718      $103,134     $96,615
                                              ========    ========      ========     =======



                                                                                 Other
                                                Pension Benefits        Postretirement Benefits
                                              --------------------      -----------------------
                                                1999        1998            1999        1998
                                              --------    --------        --------     -------
                                                            (dollars in thousands)
Change in plan assets:
Fair value of plan assets at
 January 1 .....................              $114,958    $ 97,551          $264        $214
Actual return on plan assets ...                 6,914      15,032            16          13
Company contributions ..........                 7,830      13,310            40          40
Benefits paid from plan assets                 (11,369)    (10,935)           --          --
Administrative payments ........                    --          --           (3)          (3)
                                              --------    --------          ----        ----
 Fair value of plan assets at
  December 31 ..................              $118,333    $114,958          $317        $264
                                              ========    ========          ====        ====


                                 TRANSTAR, INC.

NOTE 3:  (CONTINUED)


                                                                                              Other
                                                          Pension Benefits (a)       Postretirement Benefits
                                                         ----------------------      ------------------------
                                                           1999          1998          1999           1998
                                                         --------      --------      ---------      ---------
                                                                         (dollars in thousands)

Funded status of the plans at December 31 .........      $(30,795)     $(37,760)     $(102,817)     $ (96,351)
Unrecognized prior service cost ...................         5,534         3,188            539            746
Unrecognized net actuarial (gain) loss ............        21,586        33,156        (14,442)       (19,056)
Unrecognized net transition obligation ............         2,630         3,287             --             --
                                                         --------      --------      ---------      ---------
  Prepaid (accrued) benefit cost ..................      $ (1,045)     $  1,871      $(116,720)     $(114,661)
                                                         ========      ========      =========      =========

(a) Includes a plan that has an accumulated benefit obligation in excess of plan assets:

   Accumulated benefit obligation .................      $ (2,525)     $ (1,899)
   Projected benefit obligation ...................      $ (2,531)     $ (2,119)
   Plan assets ....................................            --            --

                                                                    Other
                                                  Pension       Postretirement
                                                  Benefits         Benefits
                                                ------------    --------------
                                                1999    1998    1999      1998
                                                ----    ----    ----      ----
Weighted average actuarial assumptions
 at December 31:
Discount rate ..............................    7.5%    6.75%   7.5%     6.75%
Expected return on plan assets .............   11.0%    11.0%   6.0%      6.0%
Rate of compensation increase ..............    3.6%     3.6%   4.0%      4.0%
Assumed health care cost trend rate ........     --       --    5.0%      5.0%

         The assumed health care cost trend rate in 2000 and thereafter is 5%

         Net periodic pension and other postretirement benefit costs include the following components:


                                                                                             Other
                                                      Pension Benefits              Postretirement Benefits
                                              -------------------------------    -----------------------------
                                                1999        1998       1997       1999       1998       1997
                                              --------    --------    -------    -------    -------    -------
Service cost ...........................      $  7,902    $  7,377    $ 6,508    $ 1,817    $ 1,771    $ 1,777
Interest cost ..........................        10,517       9,858      8,826      6,265      6,406      6,639
Expected return on plan assets .........       (12,791)    (11,171)    (9,310)       (18)       (14)       (12)
Amortization - net transition obligation           657         657        657         --         --         --
             - prior service costs .....         1,771       1,751      1,299        247        247        247
             - actuarial (gains) losses          2,768       1,644      1,286       (846)      (914)      (866)
                                              --------    --------    -------    -------    -------    -------
  Net periodic benefit cost ............      $ 10,824    $ 10,116    $ 9,266    $ 7,465    $ 7,496    $ 7,785
                                              ========    ========    =======    =======    =======    =======


                                 TRANSTAR, INC.

NOTE 3: (CONTINUED)

Pension

         As a result of a reduction in business at The Lake Terminal Railroad (a Transtar subsidiary) Transtar, in addition to the benefit cost shown above, recognized a curtailment loss of $0.9 million in 1999 and $2.6 million in 1998. Also in addition to the benefits cost shown above, programs for early retirements and separations caused recognition of a curtailment loss of $4.0 million in 1997.

         Transtar participates in certain defined benefit multi-employer plans of maritime unions. No expenses were incurred for these plans in 1999. Expenses related to these plans amounted to $0.2 million, and $1.0 million in 1998 and 1997, respectively. The company also sponsors certain defined contribution pension plans. Participation in these plans is available to substantially all salaried employees and to certain groups of hourly employees. Company contributions to the salary plan are based on matching of employee contributions up to certain limits specified by the provisions of the plan. The cost of this plan was $1.6 million, $1.5 million and $1.5 million in 1999, 1998 and 1997, respectively.

Other Postretirement Benefits

         A one percentage point change in assumed health care cost trend rates would have the following effects:


                                       1% increase      1% decrease
                                       -----------      -----------
                                               (in thousands)
Effect on total of service and
 interest cost components ......          $1,329          $(1,079)

Effect on postretirement benefit
 obligation ....................          $8,603          $(6,937)

NOTE 4: OPERATING SEGMENTS

         Transtar consists of two reportable segments: Railroad Group and Marine Group. The two reportable segments provide different services, have different methods of distributing their services and operate in different regulatory environments.

         Railroad Group -- This segment is composed of nine business units which are primarily railroad companies. The Railroad Group provides rail transport and material handling services for steel related customers, utilities, and miscellaneous other customers in the midwest, south and eastern United States.

         Marine Group -- This segment is composed of two shipping operations and one fresh water/saltwater dock facility that provide primary water transport for essentially the same steel related facilities as the rail group, as well as utilities and miscellaneous other customers.

                                 TRANSTAR, INC.

NOTE 4: (CONTINUED)

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

                                         Railroad     Marine
                                          Group       Group       Other       Total
                                          -----       -----       -----       -----
1999
----
Revenues - external customers ......    $343,870    $124,415    $     --    $468,285
Operating income ...................      80,266      11,586         211      92,063
Depreciation .......................      20,870       5,251          --      26,121
Interest and other financial expense       6,586       3,312        (382)      9,516
Income tax expense .................      28,250       3,389          26      31,665
Total assets .......................     423,634     163,754     (25,191)    562,197
Capital expenditures ...............      23,110      45,063          --      68,173

1998
----
Revenues - external customers ......    $349,618    $148,199    $     --    $497,817
Operating income ...................      77,863      26,899          20     104,782
Depreciation .......................      19,895       5,624          --      25,519
Interest and other financial expense      10,532       2,739        (329)     12,942
Income tax expense .................      27,366       9,326          26      36,718
Total assets .......................     405,212     119,191     (21,599)    502,804
Capital expenditures ...............      25,522         892          --      26,414

1997
----
Revenues - external customers ......    $358,597    $167,518    $     --    $526,115
Operating income ...................      86,893      36,313        (253)    122,953
Depreciation .......................      20,070       6,750          --      26,820
Interest and other financial expense      13,904       3,684        (230)     17,358
Income tax expense .................      29,936      12,230         (32)     42,134
Total assets .......................     414,443     122,855     (15,306)    521,992
Capital expenditures ...............      24,387       1,257          --      25,644


         The majority of revenues earned are attributed to customers located in the United States and all assets are located in the United States. See Note 13 regarding information about major customers.

                                 TRANSTAR, INC.

NOTE 5: INCOME TAXES

         Components of income tax expense are as follows:

                                            1999       1998       1997
                                           -------    -------    -------
                                               (dollars in thousands)
Current federal ......................     $24,962    $27,239    $32,307

Current state, local, and foreign ....       4,253      3,739      3,948

Deferred taxes .......................       2,450      5,740      5,879
                                           -------    -------    -------
Total ................................     $31,665    $36,718    $42,134
                                           =======    =======    =======

         The reconciliation of the U.S. statutory income tax rate to the total provision is as follows:



                                                                 1999                1998             1997
                                                           ----------------    ---------------   ---------------
                                                                           (dollars in thousands)

Statutory rate applied to income
  Before tax .........................................     $30,041   35.00%   $33,515   35.00%  $38,703   35.00%

State income tax after federal income
  tax impact .........................................       3,002    3.50      3,021    3.15     3,259    2.95

Revision of prior years tax provision
 estimates ...........................................      (1,500)  (1.75)        --      --        --      --

Other, net ...........................................         122     .14        182     .19       172     .15
                                                           -------   -----    -------   -----   -------   -----
Total ................................................     $31,665   36.89%   $36,718   38.34%  $42,134   38.10%
                                                           =======   =====    =======   =====   =======   =====


         Deferred tax assets and liabilities are composed of the following:


                               December 31, 1999     December 31, 1998
                              -------------------   -------------------
                              Assets  Liabilities   Assets  Liabilities
                              ------  -----------   ------  -----------
                                       (dollars in thousands)
Accrual differences ...      $ 5,132    $    --    $ 3,662    $    --

Postretirement benefits       45,338         --     45,831         --

PP&E basis differences            --     81,444         --     75,638
                             -------    -------    -------    -------
Total .................      $50,963    $81,444    $49,000    $75,638
                             =======    =======    =======    =======

Net balance ...........                 $30,481               $26,638
                                        =======               =======

                                 TRANSTAR, INC.

NOTE 6: OTHER CURRENT ASSETS

                                                   December 31,
                                             ------------------------
                                              1999             1998
                                             -------          -------
                                              (dollars in thousands)
Deferred tax asset ................          $ 5,994          $ 4,661

Supplies - current ................            2,319            1,670

Prepaid insurance .................            1,355            1,151

Employee homes acquired ...........              426            1,341

Deferred compensation .............              522              271

Deferred lease costs - current ....               --              587

Other current assets ..............              433              500
                                             -------          -------
Total .............................          $11,049          $10,181
                                             =======          =======

NOTE 7: PROPERTY, PLANT, AND EQUIPMENT

                                                     December 31,
                                               ------------------------
                                                 1999           1998
                                               ---------      ---------
                                                 (dollars in thousands)
Railroad equipment .........................   $ 420,721      $ 413,264

Lake vessels and related equipment .........     133,936         88,918

Barges, tows, and related equipment ........      35,968         36,112

Buildings ..................................      32,620         32,192

Other ......................................       6,526          3,971
                                               ---------      ---------
  Subtotal - depreciable property ..........     629,771        574,457

  Less - accumulated depreciation ..........    (258,735)      (242,492)
                                               ---------      ---------
Net depreciable property ...................     371,036        331,965

Land .......................................      46,866         47,322
                                               ---------      ---------
Property, plant, and equipment,
less accumulated depreciation ..............   $ 417,902      $ 379,287
                                               =========      =========

         Transtar leases a variety of facilities and equipment, including marine vessels, railroad equipment, barges, office equipment, and office space. Some of these leases contain purchase and renewal options and a residual value guarantee at the end of their lease term. Rent expense for operating leases was $26.9 million, $26.9 million, and $26.8 million for 1999, 1998, and 1997, respectively.

                                 TRANSTAR, INC.

NOTE 7: (CONTINUED)

         Total commitments under operating leases are as follows: (dollars in thousands)


               Year
               ----

               2000 .........................          $ 23,155

               2001 .........................            20,082

               2002 .........................            18,527

               2003 .........................            17,365

               2004 .........................            15,357

               Later years ..................            72,944
                                                       --------
                 Total minimum lease payments          $167,430
                                                       ========


NOTE 8: OTHER  ASSETS

                                                           December 31,
                                                     ------------------------
                                                      1999             1998
                                                     -------          -------
                                                      (dollars in thousands)
Long-term receivables and other
investments ...............................          $ 9,209          $ 5,429

Deferred lease costs ......................            4,141            4,188

Deferred dry dock costs ...................            4,927            3,123

Deferred debt issue costs .................              571              398

Other deferred charges ....................            2,842            2,563
                                                     -------          -------
  Total ...................................          $21,690          $15,701
                                                     =======          =======


         Deferred debt issue costs represent the unamortized portion of capitalized fees and expenses relating to a term loan and revolving credit facility obtained in connection with a Credit Agreement dated December 7, 1993 and an amendment and restatement of that Credit Agreement dated August 26, 1999. Fees and expenses amounting to $0.7 million and $4.2 million were capitalized in 1999 and 1993, respectively, and are being amortized over the life of the term loan.

                                 TRANSTAR, INC.

NOTE 9: LONG-TERM DEBT


                                                                 December 31
                                       Interest                ---------------
                                       Rates (%)  Maturity     1999       1998
                                       ---------  --------     ----       ----
                                                            (dollars in thousands)

Long-term debt (a) ...................    (b)       2000     $110,000   $124,000


  Less amount due within 1 year ......                        110,000    (57,700)
                                                             --------   --------

  Long-term debt due after 1 year ....                       $     --   $ 66,300
                                                             ========   ========

(a) A Credit Agreement with a group of lending institutions dated December 7, 1993 (the Original Credit Agreement) provided for a series of short-term variable rate loans over a 7-year life, which were collateralized by the stock of the Transtar subsidiaries. Principal payments were scheduled semi-annually on June 30 and December 31 in installments ranging from $20 million to $42 million. The first scheduled payment was due on June 30, 1994, and the last scheduled payment was due on December 31, 2000. Interest accrued at variable rates based on either an alternate base rate, an adjusted CD rate, or an adjusted London Interbank Offered Rate. Transtar periodically selected from these debt instruments to determine the variable rates of the loan. Interest rates were available in multiples of $1 million of borrowings in durations ranging from 1 day to 6 months.

    On June 29, 1999 Transtar entered into a Short Term Credit Agreement (Short Term Credit Facility) with a bank which enabled Transtar to borrow, on an unsecured term basis, an aggregate principal amount of $30 million. The Short Term Credit Facility was used by Transtar to finance a portion of the purchase price of a lake vessel, which previously was operated by Transtar under a long-term lease. Interest accrued at variable rates based on either an alternate base rate or an adjusted London Interbank Offered Rate. The effective interest rate for this facility was 7.0 percent. Transtar periodically selected from these debt instruments to determine the variable rates of the loan. Interest rates were available in multiples of $1 million in durations ranging from 1 day to 6 months. This Short Term Credit Facility included certain restrictions on capital spending, levels of new indebtedness, and the payment of dividends, as well as certain financial covenant requirements. On June 29, 1999, Transtar borrowed $15 million from its existing revolving credit facility (see below) to finance the remainder of the purchase price of the lake vessel.

    On August 26, 1999, Transtar amended and restated the Original Credit Agreement to provide for certain lenders to make additional term loans to Transtar in an amount not to exceed $45 million, the proceeds of which were used to refinance indebtedness in the aggregate principal amount of $30 million of loans outstanding under the Short Term Credit Facility, and to repay $15 million of revolving credit loans. The Credit Agreement as amended and restated (the Restated Credit Agreement) provides for Tranche A Term Loans in the aggregate principal amount of $85 million (the aggregate principal amount outstanding as of August 26, 1999 under the Original Credit Agreement) from lenders committed in the Original Credit Agreement, and Tranche B Term Loans in the aggregate principal amount of $45 million, all of which are collateralized by the stock of the Transtar subsidiaries. Tranche A principal payments are scheduled for June 30, 2000 ($26.1 million) and December 31, 2000 ($39.9 million). Tranche B principal payments are scheduled for June 30, 2000 ($2.0 million) and December 31, 2000 ($42.0 million). Interest accrues at variable rates based on either an alternate base rate, an adjusted CD rate, or an adjusted London Interbank Offered Rate. Transtar periodically selects from these debt instruments to determine the variable rates of the loans. Interest rates are available in multiples of $1.0 million of borrowings in durations ranging from 1 day to 6 months.

                                 TRANSTAR, INC.

NOTE 9:  (CONTINUED)

    In 1999, voluntary or asset sales prepayments of $59 million were applied to payments scheduled by these agreements for June 30, 1999, December 31, 1999 and June 30, 2000. In 1998, voluntary or asset sales prepayments of $72 million were applied to payments scheduled by the Original Credit Agreement for June 30, 1998, December 31, 1998, and June 30, 1999.

(b) Transtar's debt interest expense in 1999, 1998, and 1997 was $6.9 million, $11.9 million, and $16.3 million, respectively. The average effective rates for the comparable periods were 6.8 percent, 7.2 percent, and 7.2 percent, respectively.

         Transtar has a revolving credit agreement with a consortium of banks. This loan facility of up to $25 million is available for working capital and letter of credit purposes through December 31, 2000. Interest accrues at the same variable rates as the term debt. There is an annual commitment fee of 1/2 of 1 percent of the unused portion of the loan facility. Outstanding letters of credit are $1.1 million and $0.9 million at December 31, 1999 and 1998, respectively. In addition to the $15.0 million borrowed on June 29, 1999 and repaid as part of the Restated Credit Agreement, Transtar periodically borrowed funds from this facility in 1999 and repaid them in full. Transtar did not borrow from this facility in 1998.

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


                                                                December 31,
                                                 -----------------------------------------
                                                        1999                   1998
                                                 ------------------      -----------------
                                                           Estimated              Estimated
                                                Carrying      Fair     Carrying      Fair
                                                 Amount      Value      Amount      Value
                                                 ------      -----      ------      -----
                                                           (dollars in thousands)

Assets:

  Cash and cash equivalents ................    $ 14,274    $ 14,274    $21,428    $ 21,428

  Noncurrent receivables ...................       5,363       5,363      2,236       2,236

Liabilities:

  Current maturities of long-term debt .....     110,000     110,000     57,700      57,700

  Long-term debt ...........................          --          --     66,300      66,300

Off-balance-sheet financial instruments:

  Fuel oil hedges ..........................          --          --         --        (228)


                                 TRANSTAR, INC.

NOTE 10: (CONTINUED)

         The following methods and assumptions were used to estimate the fair value of those financial instruments for which it was practicable to estimate that value.

         Cash and cash equivalents -The carrying amount for cash and cash equivalents approximates fair value.

         Noncurrent receivables - The carrying amount for noncurrent receivables approximates fair value.

         Current debt and long-term debt - The carrying amount of Transtar's borrowings under its credit facilities approximates fair value, because most of Transtar's borrowings have variable rates of interest matching terms which exist in the market.

         Fuel oil hedges - The fair value of fuel oil hedges is based on the futures index for NYMEX No. 2. Transtar had no fuel oil hedging agreements in place at December 31, 1999 and one fuel oil hedging agreement in place for 1.0 million gallons per month at December 31, 1998. Transtar generated expense of $0.2 million in 1999, $0.3 million in 1998 and no income or expense in 1997 as a result of fuel oil hedges.

NOTE 11: DEFERRED CREDITS AND OTHER LIABILITIES


                                              December 31,
                                        ------------------------
                                         1999             1998
                                        -------          -------
                                         (dollars in thousands)

Deferred taxes ...............          $36,475          $31,299

Personal injuries ............           16,972           16,827

Deferred credits - leases ....           2,343            2,083

Other ........................            1,491            3,495
                                        -------          -------

     Total ...................          $57,281          $53,704
                                        =======          =======


NOTE 12: EQUITY

         As of December 31, 1999 and 1998, Transtar had authorized and issued 10,000 shares of Class A Voting Common Stock (Voting Stock) with no par value and 10,000 shares of Class B Nonvoting Common Stock (Nonvoting Stock) with no par value. Holdings owns 5,100 shares of the Voting Stock and 5,100 shares of the Nonvoting Stock and USX owns 4,900 shares of the Voting Stock and 3,900 shares of the Nonvoting Stock. As of December 31, 1999 and 1998, 50 shares and 296 shares, respectively, of the Nonvoting Stock were held by management stock trusts and an additional 950 shares and 704 shares, respectively, of the Nonvoting Stock, previously repurchased from the management stock trusts were being held as Treasury Stock at cost.

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

          During 1994, Transtar implemented a stock option plan to promote the interests of Transtar and its stockholders by attracting and retaining key management employees. The total number of options granted in 1994 was 750, all of which were subject to a five-year vesting schedule commencing December 28, 1993, unless vesting was

                                 TRANSTAR, INC.

NOTE 12:  (CONTINUED)

waived by Transtar's Compensation Committee. All options granted in 1994 have an exercise price of $8,364.05, which was the estimated fair market value of the Company's common stock at the date of grant. The options became exercisable up to 20 percent per year and do not have an expiration date. Shares exercised were 304, and 103 in 1999 and 1998, respectively. As of December 31, 1999, there were 295 options vested and exercisable under the 1994 grant. Compensation expense related to the options was $3.0 million, $0.1 million and $0.1 million in 1999, 1998 and 1997, respectively.

        In 1996, Transtar adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The statement defines a fair-value-based method of accounting for employee stock options, but allows companies to continue to record compensation cost using currently accepted recognition principles. Companies electing to continue using currently accepted recognition principles must make proforma disclosures of net income as if the fair-value-based method of accounting had been applied to options granted in fiscal years beginning after December 15, 1994. Transtar adopted the disclosure-only options under SFAS No. 123. In 1998, 105 options were granted under the plan, all of which are subject to a five-year vesting schedule commencing December 28, 1997. All options granted in 1998 have an exercise price of $24,687.80 which was the estimated fair market value of the Company's common stock at the date of grant. These options become exercisable up to 20 percent per year and do not have an expiration date. The effect on net income that would have been reflected in the income statement if the fair-value-based method of accounting had been used to account for the issuance of these options is immaterial. There were no options granted in 1999 and during the years 1995 through 1997.

NOTE 13: RELATED-PARTY TRANSACTIONS

         The Transportation Services Agreements which existed from the formation of Transtar through July 1, 1998 provided Transtar with certain rights including: (i) sole serving rail carrier status at USX's Minntac, Gary, Fairfield and Mon Valley facilities as well as the former USS/Kobe Steel Company's Lorain facility (USS/Kobe)(see below); (ii) sole rights to perform specified USX in-plant switching services; (iii) primary Great Lakes Fleet bulk commodity carrier status for USX, including the former USS/Kobe; and (iv) primary inland barge operator status for the water transport of USX's commodities originating at or destined for Birmingham, Alabama. With respect to the services referred to in clause (i) above, the Transportation Services Agreements provided that such services would continue indefinitely as long as a non-Transtar rail carrier had not obtained access to the USX facility being served; with respect to the services referred to in clause (ii) above, the agreements provided that such services would continue indefinitely so long as USX had not purchased from Transtar or otherwise obtained the Transtar track on which such services were provided.

         In August 1999, USX and Kobe Steel, Ltd. completed a transaction that combined the steelmaking and bar producing assets of the former USS/Kobe with companies controlled by Blackstone Capital Partners II. The combined entity was named Republic Technologies International, L.L.C (Republic). USX owns 16 percent and Blackstone owns 47 percent of Republic. The seamless pipe business of the former USS/Kobe was excluded from this transaction. That business, now known as Lorain Tubular Company L.L.C (Lorain Tubular), became a wholly owned subsidiary of USX at the close of business on December 31, 1999.

         With respect to the services referred to in clause (ii) above, the former USS/Kobe elected to terminate in-plant switching services provided by the Lake Terminal Railroad (a Transtar subsidiary) effective December 29, 1998. The former USS/Kobe had not purchased or otherwise obtained any Transtar track at this facility. In-plant switching services provided by parties other than Transtar are being performed on tracks currently owned by Republic and Lorain Tubular. The impact on Transtar was a revenue reduction of approximately $8.6 million in 1999, with a $1.1 million negative impact on before tax income.

                                 TRANSTAR, INC.

NOTE 13: (CONTINUED)

         In December 1998, Transtar, USX and the former USS/Kobe (for the former USS/Kobe Great Lakes Fleet bulk commodity carrier service only) executed new Transportation Services Agreements which, among other things, extend the time and exclusivity periods of the original agreements. The new agreements were approved on February 12, 1999 by the lending institutions who participate in Transtar's Credit Agreement. Effective August 13, 1999, the Transportation Services Agreement related to the former USS/Kobe which includes bulk commodity carrier services provided by the Great Lakes Fleet was assigned to Republic. All the agreements were retroactively effective July 1, 1998 and will extend through December 31, 2004 for the services referred to in clauses (i), (ii) and (iv) above, with the exception of rail and rail related services at Republic and Lorain Tubular (see below), and will extend through March 15, 2005 for the services referred to in clause (iii) above. With respect to the services referred to in clause (i) above, the new Transportation Services Agreements provide that such services will continue indefinitely as long as a non-Transtar rail carrier has not obtained access to the USX facility being served; with respect to the services referred to in clause (ii) above, the agreements are exclusive through 2004 and provide that such services will continue indefinitely so long as USX has not purchased from Transtar or otherwise obtained the Transtar track on which such services are provided. The new agreements cover all of the services provided by Transtar under the previous Transportation Service Agreements, except that a third party may provide transportation services for: with respect to the services referred to in clause (i) above, a maximum per year of forty percent of blast furnace burden tonnage destined for USX's Edgar Thomson facility in the Mon Valley; with respect to the services referred to in clause (iii) above, a maximum per year of ten percent of tonnage via the Great Lakes from March 16, 1999 through March 15, 2003 and a maximum per year of fifteen percent of tonnage via the Great Lakes from March 16, 2003 through March 15, 2005; and with respect to the services referred to in clause (iv) above, a maximum per year of ten percent of imported iron ore and coke tonnage destined for USX's Fairfield, Alabama facility, a maximum per year of ten percent of export coal tonnage originating at US Steel's Concord Preparation Plant and a maximum per year of ten percent of domestic coal tonnage via barge originating at US Steel's Concord Preparation Plant. The agreements provide that USX shall not, at any time, take any action (a) which would in any way, either directly or indirectly, encourage any non-Transtar rail carrier to attempt to obtain access to any of the USX plants for which Transtar is the sole serving rail carrier or
(b) which would in any way assist in and/or support any such rail carrier in any efforts to obtain such access; provided that USX may, after December 31, 2004, request that an independent arbitrator or mediator determine whether it is reasonable and equitable under the facts, circumstances and the regulatory and competitive conditions in effect at that time, at one or more facilities, for USX to seek access for a non-Transtar rail carrier. Transtar is required to acquire certain coke rail cars, not to exceed a maximum expenditure of $20 million. The agreements also provide for certain price concessions and market based price changes. USX was paid a refund of approximately $6.3 million (with an equal reduction in Transtar's operating income which was recognized in June
1998) for services provided during the first half of 1998. Including this refund, total price concessions for 1998 reduced Transtar's revenue and operating income by $14.4 million. Price concessions reduced Transtar's 1999 revenue and operating income by $14.5 million as compared to 1997 levels.

         On December 29, 1998, Transtar and the former USS/Kobe executed a new Transportation Services Agreement for sole service carrier work including absorbed switching, equipment rentals and other related transportation services. The agreement was approved on February 12, 1999 by the lending institutions who participate in Transtar's Credit Agreement. Effective August 13, 1999, this agreement was assigned to Republic for services provided to Republic. The new agreement was effective December 29, 1998 and extends through December 31, 2008 for the sole service carrier work. The agreement provides that Republic and Lorain Tubular shall not, during the term of the agreement, take any action (a) which would in any way, either directly or indirectly, encourage any non-Transtar rail carrier to attempt to obtain access to their respective facilities or (b) which would in any way assist in and/or support any such rail carrier in any efforts to obtain such access. The agreement provides for market based price changes and no price concessions. In-plant scrap handling via rubber tire vehicles is under separate agreement (also assigned to Republic) until July 31, 2000.

                                 TRANSTAR, INC.

NOTE 13: (CONTINUED)

         Transtar earns a significant portion of its revenues from transportation and related services provided to USX. For 1999, 1998, and 1997, transactions with USX represented 52 percent, 56 percent, and 58 percent of total revenues, respectively. Receivables from USX as of December 31, 1999 and 1998 represented 25 percent and 23 percent of total receivables, respectively. Terms of these transactions are similar to those of nonrelated customers.

         In 1999 Transtar earned revenues of $1.9 million from Republic.

         Transtar provides maintenance services to USX. Proceeds from services provided amounted to $4.0 million, $5.8 million, and $6.4 million for 1999, 1998, and 1997, respectively.

         USX provided several corporate services associated with ongoing business activities of Transtar. Total expenses for these services were $ 0.8 million, $0.8 million, and $0.6 million for 1999, 1998, and 1997, respectively.

         Transtar purchased materials from USX amounting to $0.9 million, 0.6 million, and $1.1 million in 1999, 1998, and 1997, respectively. USX purchased materials from Transtar amounting to $0.5 million and $0.7 million in 1998 and 1997, respectively. No materials were purchased by USX in 1999.

         Pursuant to an Asset Purchase Agreement related to the formation of Transtar in December 1988, Transtar reimbursed USX $0.8 million, $1.0 million, and $1.1 million for certain benefits paid to Transtar retirees by USX in 1999, 1998, and 1997, respectively.

         Transtar pays, to USX and a Blackstone affiliate, a monitoring fee of
0.15 percent of consolidated revenue. Total monitoring fees (0.3 percent of revenue) paid and accrued were $1.4 million, $1.5 million, and $1.6 million in 1999, 1998, and 1997, respectively. These fees were accounted for as operating expense.

NOTE 14: COMMITMENTS AND OTHER CONTINGENCIES

         Transtar is subject to federal, state, local, and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Transtar provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. At December 31, 1999 and 1998, accrued liabilities for remediation totaled $0.2 million and $0.4 million, respectively. For the period 1989 through 1999 actual cash payments associated with environmental expense have totaled $10.5 million.

          Transtar and USX have entered into an environmental indemnification agreement, whereby USX has agreed to indemnify Transtar against 75 percent of certain environmental claims, losses, liabilities, obligations, damages, deficiencies, costs, and expenses (collectively, Environmental Liabilities) in excess of $10 million. This environmental indemnification agreement covers Environmental Liabilities relating to certain assets and properties transferred by USX to Transtar upon the formation of Transtar, which Environmental Liabilities existed or occurred prior to such formation. Of the $10.5 million expended since 1988, $7.9 million is applicable to the $10 million threshold. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

         Contractual commitments in the amount of $14.5 million were made in 1999 to acquire components for the assembly of 280 freight cars. The acquisition of the freight car components began in mid 1999 and was in response to a commitment under the Transportation Services Agreement with USX that requires Transtar to spend up to $20.0 million to assure the continuance of in-plant coke movements at its Gary Works. In November 1999, a Transtar

                                 TRANSTAR, INC.

NOTE 14: (CONTINUED)

subsidiary entered into an agreement to purchase 9.5 million net gallons of fuel oil per shipping season for the shipping seasons of 2000, 2001 and 2002. The purchase price for the fuel oil will be based upon market prices subject to certain minimum price provisions.


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

         Name                                        Age, Business Experience and Other Directorships
         ----                                        ------------------------------------------------

James J. Mossman                    age 41, Director since November 1993 and President since November 1993; a Member of Blackstone
President and Director              Group Holdings (BGH) L.L.C.; a General Partner of BGH L.P. from 1990 to February 1996;
                                    Vice President of The Blackstone Group L.P. (The Blackstone Group) from 1987 to 1989.
                                    Mr. Mossman is a director of Collins & Aikman Corporation and Transtar.

Peter G. Peterson                   age 73, Director since November 1993; Co-Founding Member of BGH L.L.C.; Co-Founding  Partner
Director                            of BGH L.P. from 1985 to February 1996; and, Chairman of The Blackstone Group since 1985.
                                    Mr. Peterson is a director of Sony Corporation and Transtar, and he is the Chairman of the
                                    Federal Reserve Bank of New York. He is also Chairman of the Council on Foreign Relations,
                                    Chairman of the Institute for International Economics, and Co-Founding President of The
                                    Concord Coalition.

Stephen A. Schwarzman               age 53, Director since November 1993; Co-Founding Member of BGH L.L.C.; Co-Founding Partner
Director                            of BGH L.P. from 1985 to February 1996; and President & Chief Executive Officer of The
                                    Blackstone Group since 1985. Mr. Schwarzman is a director of Transtar.

Howard A. Lipson                    age 36, Treasurer since November 1993; Mr. Lipson joined The Blackstone Group in 1988
Treasurer                           and is a member of BGH L.L.C. Mr. Lipson is a director of Rose Hills, Inc., Prime Succession
                                    Holdings, Inc., AMF Group Inc., Graham Packaging,  Allied Waste Industries, Volume Service,
                                    Inc., and Ritvik Holdings, Inc.

         The following table sets forth certain information concerning the officers of Transtar.

        NAME                 Age               POSITION
        ----                 ---               --------

Robert S. Rosati ........     61    President and Chief Executive Officer
Frank J. Habic ..........     60    Vice President-Operations, retired
                                    effective 3/31/99
Peter D. Stephenson .....     55    Vice President-Operations
Joseph W. Schulte .......     58    Vice President-Finance and Chief
                                    Financial Officer
James P. Bobich .........     55    Vice President-Administration
Rade Vignovic ...........     65    Vice President-Marketing, retired effective
                                    8/31/99
John C. Pranaitis .......     54    Vice President-Marketing
Robert N. Gentile .......     48    Vice President-Law, General Counsel and
                                    Secretary

         Mr. Rosati is President and Chief Executive Officer, a position he has held since January 1, 1994. Mr. Rosati had been Vice President-Finance and Chief Financial Officer of Transtar and its subsidiaries. Mr. Rosati had also been Comptroller of B&LE until December 1, 1988, when he was elected Vice President-Finance of the Railroads. His railroad experience of 34 years includes positions as Manager-Audit Division, Manager of Marketing, and Dock Superintendent with DM&IR, and Superintendent in the Transportation Department with EJ&E. Prior experience with the firm of Ernst & Ernst, Pittsburgh, Pa., 1960-1965. Mr. Rosati is a Director of the Transtar subsidiaries and is a member of the Pennsylvania Institute of Certified Public Accountants. He is a graduate of the University of Pittsburgh, BBA-1961 and attended the Graduate Business Program at the University of Minnesota-Duluth, 1976-1979.

         Mr. Habic was elected Vice President-Operations of Transtar on July 1, 1993. He is responsible for the operations of all Transtar subsidiaries. His railroad experience encompasses 34 years. He held a succession of increasingly-responsible Operating Department positions within the Railroad Group. He was appointed General Superintendent of Transportation of the EJ&E in 1978. He was appointed General Superintendent of The Pittsburgh & Conneaut Dock in 1983. In 1984, he was appointed General Manager of the B&LE and several shortline railroads. Mr. Habic is also a Director of the Transtar subsidiaries. He holds a B.S. from the U.S. Military Academy at West Point and an M.B.A. from Northwestern University. Mr. Habic retired effective March 31, 1999.

         Mr. Stephenson was elected to his present position of Vice President-Operations of Transtar, Inc. on April 1, 1999. Mr. Stephenson has operating responsibility for all Transtar subsidiaries, including both the Railroad and Marine Groups. His railroad career extends over 30 years and began in the Audit Department of the Duluth, Missabe and Iron Range Railway. He was appointed Systems Engineer in the Transportation Department in 1970 and held various positions of increasing importance in the Transportation Department until his appointment in 1984 as Superintendent. On April 1, 1991, Mr. Stephenson was appointed Transportation Superintendent of the Elgin, Joliet and Eastern Railway Company. In 1993, he returned to the DM&IR as General Manager, and in 1995 was appointed Assistant Vice President-Operations. In 1997, he joined the Bessemer and Lake Erie Railroad in a similar role, a position he held until his election to his current position. Mr. Stephenson is a Director of the Transtar subsidiaries and is a graduate with a BA from the University of Minnesota-Duluth.

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

         Mr. Vignovic is Vice President-Marketing of Transtar. Mr. Vignovic began his railroad career on the B&LE as a Cost Analyst in 1964. From 1967 on, Mr. Vignovic held a series of marketing positions within the Railroads. He was appointed Vice President-Marketing of all of the Railroads in 1994. Mr. Vignovic is a Director of all of the Transtar subsidiaries and is a member of the National Freight Traffic Association and the Traffic Clubs of Chicago and Pittsburgh. He holds a B.S. from Carnegie Mellon University and an MBA from the University of Chicago. Mr. Vignovic retired effective August 31, 1999.

         Mr. Pranaitis is Vice President-Marketing for Transtar, Inc. He began his railroad career on the Bessemer and Lake Erie Railroad in Management Information Systems. His railroad experience is in excess of 30 years. In 1979, Mr. Pranaitis began a series of increasingly-responsible assignments at various Transtar operating subsidiaries within the Railroad Group, including the assignment as Director Equipment Utilization for the Bessemer and Lake Erie Railroad, the Union Railroad, and the McKeesport Connecting Railroad. In 1994, Mr. Pranaitis was appointed Superintendent of the Duluth, Missabe and Iron Range Railway, and in 1995 he assumed duties as Assistant Vice President-Marketing for Transtar. He returned to the DM&IR as General Manager in 1997 and returned to Transtar's Marketing Department in 1999 where he served until his election as Vice President-Marketing on September 1, 1999. Mr. Pranaitis is a Director of all of the Transtar subsidiaries. He is a graduate of St. Vincent College with a BA degree in Economics and attended the Graduate Business program at American University.

         Mr. Gentile is General Counsel and Secretary of Transtar, and all of its subsidiaries, a position he has held since December 28, 1988. He is also Vice President-Law of Transtar, a position he has held since May 1, 1995. Mr. Gentile began his career with the Railroad Group in March 1979, holding positions of increasing importance within the Legal Department. He was appointed General Claim Agent in 1984 and named Senior General Claim Agent in 1986. Mr. Gentile is a Director of all of the Transtar subsidiaries. Prior to joining the Railroad Group, Mr. Gentile was in private practice as a trial lawyer. Mr. Gentile is a member of the American, Pennsylvania and Allegheny County Bar Associations and American Corporate Counsel Association. He is a graduate of the University of Pittsburgh, BA-1973 (summa cum laude, Phi Beta Kappa), University of Pittsburgh, JD-1976, LaRoche College, MS-1984, University of Pittsburgh, MBA (Beta Sigma Gamma)-1989.

ITEM 11. EXECUTIVE COMPENSATION

         The directors and executive officers of BTC (Holdings' sole general partner) and TCC receive no compensation but are reimbursed for travel and out-of-pocket expenses incurred in connection with their duties as directors and executive officers.

         The following table provides certain summary information concerning the compensation paid or accrued by the Company on behalf of the Company's Chief Executive Officer and the four other most highly-compensated executive officers of the Company for the years ended December 31, 1999, December 31, 1998, and December 31, 1997:

                                 TRANSTAR, INC.
                           SUMMARY COMPENSATION TABLE


                                                                                   LONG TERM COMPENSATION
                                                                                 ---------------------------
                                         ANNUAL COMPENSATION                          AWARDS         PAYOUTS
                                         --------------------                    -----------------   -------
                                                                                                               ALL OTHER
                                                           SALARY &              RESTRICTED            LTIP     COMPEN-
        NAME AND                                             BONUS    OTHER ($)    STOCK     OPTIONS  PAYOUTS   SATION($)
    PRINCIPAL POSITION        YEAR   SALARY ($) BONUS ($)  TOTAL ($)    (1)      AWARDS ($)    (#)      ($)        (2)
    ------------------        ----   ---------  ---------  ---------   ------    ----------    ---      ---      ------
 R. S. Rosati ...........     1999    275,000    250,000    525,000    12,347         0         0        0       29,215
   President & Chief ....     1998    275,000    350,000    625,000    13,544         0         0        0       29,628
   Executive Officer ....     1997    275,000    300,000    575,000     8,763         0         0        0       31,445

 J. W. Schulte ..........     1999    187,000    120,000    307,000    10,954         0         0        0       17,325
  Vice President- .......     1998    182,000    124,000    306,000     7,505         0         0        0       18,019
  Finance and Chief .....     1997    170,000    124,000    294,000     4,452         0         0        0       17,654
  Financial Officer

 R. N. Gentile ..........     1999    169,000    108,000    277,000     1,220         0         0        0       13,704
  Vice President-Law, ...     1998    165,000    112,000    277,000     5,655         0         0        0       13,880
  General Counsel and ...     1997    157,000    115,000    272,000     5,346         0         0        0       14,186
  Secretary

 P. D. Stephenson .......     1999    151,000    101,000    252,000     4,945         0         0        0       13,346
   Vice President- ......     1998    147,000     87,000    234,000     4,441         0         0        0       12,811
    Operations ..........     1997    141,000     90,000    231,000    48,528         0         0        0       13,408

 J. P. Bobich ...........     1999    140,000     90,000    230,000     6,543         0         0        0       13,537
   Vice President- ......     1998    128,340     87,000    215,340     3,308         0         0        0       13,122
    Administration ......     1997    116,700     42,000    158,700     1,020         0         0        0       13,630

-------------------

(1) Includes health additive; executive tax assistance and financial planning; imputed income for automobiles, and income associated with relocation reimbursement.
(2) This column includes amounts contributed or accrued in 1999 under the Transtar Salaried Savings Fund Plan and the related Supplemental Savings Plans ($15,263, $9,483, $8,471, $7,550, and $7,000 for Messrs. Rosati,
     Schulte, Gentile, Stephenson, and Bobich respectively); annual imputed income associated with executive life insurance policies in 1999 ($1,708, $827, $309, $1,090, and $335 for Messrs. Rosati, Schulte, Gentile, Stephenson, and Bobich respectively); and annual amounts attributable to split-dollar life insurance provided by Transtar in 1999 ($12,244, $7,015, $4,924, $4,706, and $6,202, for Messrs. Rosati, Schulte, Gentile, Stephenson, and Bobich respectively).

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


                        AGGREGATED 1999 OPTION EXERCISES
                       AND DECEMBER 31, 1999 OPTION VALUES

                                                                   VALUE OF EXERCISABLE
                        NO. OF                  NO. OF EXERCISABLE      IN-THE-MONEY
                        SHARES       VALUE         OPTIONS AT           OPTIONS AT
    NAME              EXERCISED   REALIZED ($)  DECEMBER 31, 1999  DECEMBER 31, 1999($)
    ----              ---------   ------------  -----------------  --------------------

R. S. Rosati .......     200       2,928,456            0                    0
F. J. Habic (a) ....     100       1,464,228            0                    0
J. W. Schulte ......       0               0          100              531,253
R. Vignovic (b) ....     100       1,464,228            0                    0
R. N. Gentile ......       0               0           50              265,627

(a) retired effective 3/31/99
(b) retired effective 8/31/99

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The directors and executive officers of BTC (Holdings' sole general partner) and TCC receive no compensation. See 'Management--Compensation of Directors and Executive Officers.'

         James J. Mossman, Peter G. Peterson and Stephen A. Schwarzman serve as directors of BTC (Holdings' sole general partner) and TCC. Transtar pays a monitoring fee of 0.15% of its consolidated revenue to Blackstone Management Partners L.P. James J. Mossman, Peter G. Peterson and Stephen A. Schwarzman are partners of Blackstone Management Partners L.P. Monitoring fees paid were approximately $702,000 for 1999, $747,000 for 1998, and $789,000 for 1997.


                                PENSION BENEFITS

         Transtar pension benefits are comprised of two defined benefits: the first, based on final earnings and the second, on career earnings. The following table shows the annual final earnings pension benefits for retirement at age 62 (or earlier under certain circumstances), for various levels of eligible earnings which would be payable to employees retiring with representative years of service based on a formula of a specified percentage (dependent on years of service) of average annual eligible earnings in the five consecutive years of the ten years prior to retirement in which such earnings were highest. Eligible earnings are base earnings and exclude any bonuses paid. As of December 31, 1999, Messrs. Rosati, Stephenson, Schulte, Bobich and Gentile have 34, 32, 33, 33, and 20 credited years of service, respectively.

                            TABLE OF PENSION BENEFITS

                         FINAL EARNINGS PENSION BENEFITS

AVERAGE ANNUAL ELIGIBLE
 EARNINGS FOR HIGHEST
FIVE CONSECUTIVE YEARS
 IN TEN-YEAR PERIOD
PRECEDING RETIREMENT                              ANNUAL BENEFITS FOR YEARS OF SERVICE
--------------------    ------------------------------------------------------------------------------------------------
                        15 YRS.          20 YRS.           25 YRS.           30 YRS.           35 YRS.           40 YRS.
                        ------           -------           -------           -------           -------           -------
     $125,000          $21,656          $ 28,875          $ 36,094          $ 43,313          $ 51,188          $ 59,063
      150,000           25,988            34,650            43,313            51,975            61,425            70,875
      175,000           30,319            40,425            50,531            60,638            71,663            82,688
      200,000           34,650            46,200            57,750            69,300            81,900            94,500
      225,000           38,981            51,975            64,969            77,963            92,138           106,313
      250,000           43,313            57,750            72,188            86,625           102,375           118,125
      300,000           51,975            69,300            86,625           103,950           122,850           141,750
      350,000           60,638            80,850           101,063           121,275           143,325           165,375
      400,000           69,300            92,400           115,500           138,600           163,800           189,000
      450,000           77,963           103,950           129,938           155,925           184,275           212,625
      500,000           86,625           115,500           144,375           173,250           204,750           236,250


         Annual career earnings pension benefits are equal to 1% of total career eligible earnings plus a 30% supplement. The estimated annual career earnings benefits payable at normal retirement age 65, assuming no increase in annual earnings, will be $56,400 for Mr. Rosati, $45,360 for Mr. Stephenson, $45,680 for Mr. Schulte, $40,730 for Mr. Bobich and $61,300 for Mr. Gentile. Benefits from the final earnings and the career earnings reflected above are not subject to any reduction or offset for Social Security entitlements. Benefits from the final earnings reflected above are subject to a reduction or offset for a portion of Railroad Retirement entitlements. Benefits may be paid as an actuarially determined lump sum in lieu of monthly pensions under both the final earnings and career earnings provisions of the Plan.

         In addition to the pension benefit described above, R. S. Rosati is entitled to the benefits shown in the table below based on bonuses paid under the Annual Incentive Compensation Plan upon retirement after age 60.


                          SUPPLEMENTAL PENSION BENEFITS

AVERAGE ANNUAL BONUS
 EARNINGS FOR THREE
  HIGHEST YEARS IN
  TEN-YEAR PERIOD
PRECEDING RETIREMENT                                   ANNUAL BENEFITS FOR YEARS OF SERVICE
--------------------   ------------------------------------------------------------------------------------------------
                       15 YRS.          20 YRS.           25 YRS.           30 YRS.           35 YRS.           40 YRS.
                       -------          -------          --------          --------          --------          --------
     $100,000          $23,100          $30,800          $ 38,500          $ 46,200          $ 53,900          $ 61,600
      200,000           46,200           61,600            77,000            92,400           107,800           123,200
      300,000           69,300           92,400           115,500           138,600           161,700           184,800


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


                              CERTAIN TRANSACTIONS

         Transtar pays to each of USX and Blackstone Management Partners L.P. a monitoring fee of 0.15% of Transtar's consolidated revenue. Total monitoring fees paid were approximately $1.4 million for 1999, $1.5 million for 1998 and $1.6 million for 1997.

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

         Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on the Notes, make certain payments permitted under the Notes Indenture, purchase or optionally redeem Notes or to pay administrative expenses of Holdings. In 1998 and 1997, in accordance with the Notes Indenture and an agreement governing the escrow account, Holdings withdrew from the escrow account $0.7 million and $13.7 million, respectively, to distribute to its partners, and withdrew $0.2 million and $0.3 million, respectively, to pay certain administrative expenses. No funds were withdrawn from the escrow account in 1999. As of December 31, 1999 the escrow balance is $49.8 million. Interest earned on the escrow balance amounted to $2.5 million, $2.6 million and $2.4 million in 1999, 1998 and 1997, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

THE ISSUERS

         The following table and accompanying footnotes set forth the beneficial ownership of partnership interests of Holdings. TCC is a wholly owned subsidiary of Holdings.


                                                                                   Percentage     Economic
       Name of Beneficial Owners                 Type of Interest                   of Class    Interest (1)
       -------------------------                 ----------------                  ----------   ------------

BTC(2)                                        General Partnership                    100.000%      1.000%

Blackstone entities(3)                        Limited Partnership                     91.574%     90.658%

Tyler Capital Fund L.P.                                                                8.426%      8.342%
("Tyler")(4)                                  Limited Partnership

James J. Mossman(5)                           General and Limited Partnership              0           0

Peter G. Peterson(5)                          General and Limited Partnership              0           0

Stephen A. Schwarzman(5)                      General and Limited Partnership              0           0

Howard A. Lipson(5)                           General and Limited Partnership              0           0

All executive officers and directors
as a group (4 persons)(5)                     General and Limited Partnership              0           0


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

THE COMPANY

The authorized and outstanding capital stock of the Company consists of 10,000 shares of Class A Voting Stock (Voting Stock), without par value, and 10,000 shares of Class B Nonvoting Stock (Nonvoting Stock), without par value. All of the voting and nonvoting stock of Transtar represents an equivalent economic interest in the Company. The following table sets forth the ownership of Transtar as of December 31, 1999:


                         Voting Stock      % of Voting     Nonvoting        % of Non-      % of Total
     Shareholder            Owned             Shares      Stock Owned     voting Shares      Shares
     -----------            ------            ------      -----------     -------------       -----
Transtar Holdings,
L.P. .............           5,100             51.0%        5,100             56.4%           53.5%

USX Corporation ..           4,900             49.0         3,900             43.1            46.2

Management .......              --             --              50              0.5             0.3
                            ------            -----         -----            -----           -----
    Total ........          10,000            100.0%        9,050            100.0%          100.0%
                            ======            =====         =====            =====           =====


         Management's direct interest has been reduced since Transtar's formation due to repurchases of 950 shares of nonvoting stock from retiring managers. Certain shares have been allocated to promoted managers in a stock option program. Including the effect of this program, total economic ownership of management would be 2.36 percent.

          The Board of Directors of Transtar consists of five members, three of which are designated by Blackstone and two by USX pursuant to a Stockholders' Agreement.

         As of December 31, 1999, all of the subsidiaries of Transtar were wholly owned, directly or indirectly, by Transtar.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DEPENDENCE UPON USX

         For the year 1999, approximately 52% of Transtar's revenues were derived from the provision of services to USX and its affiliates. Transtar's operating relationship with USX is governed by certain Transportation Services Agreements. These agreements, along with Transtar's exclusive rail access to virtually all USX's steel facilities and its integration within these facilities, provide some stability to Transtar's cash flows. The Transportation Services Agreements which existed from the formation of Transtar through July 1, 1998 provided Transtar with certain rights including: (i) sole serving rail carrier status at USX's Minntac, Gary, Fairfield and Mon Valley facilities as well as the former USS/Kobe Steel Company's Lorain facility (USS/Kobe)(see below); (ii) sole rights to perform specified USX in-plant switching services; (iii) primary Great Lakes Fleet bulk commodity carrier status for USX, including the former USS/Kobe; and (iv) primary inland barge operator status for the water transport of USX's commodities originating at or destined for Birmingham, Alabama. With respect to the services referred to in clause (i) above, the Transportation Services Agreements provided that such services would continue indefinitely as long as a non-Transtar rail carrier had not obtained access to the USX facility being served; with respect to the services referred to in clause (ii) above, the agreements provided that such services would continue indefinitely so long as USX had not purchased from Transtar or otherwise obtained the Transtar track on which such services were provided.

         In August 1999, USX and Kobe Steel, Ltd. completed a transaction that combined the steelmaking and bar producing assets of the former USS/Kobe with companies controlled by Blackstone Capital Partners II. The combined entity was named Republic Technologies International, L.L.C. (Republic). USX owns 16% and Blackstone owns 47% of Republic. The seamless pipe business of the former USS/Kobe was excluded from this transaction. That business, now known as Lorain Tubular Company L.L.C. (Lorain Tubular), became a wholly owned subsidiary of USX at the close of business on December 31, 1999.

         With respect to the services referred to in clause (ii) above, the former USS/Kobe elected to terminate in-plant switching services provided by the Lake Terminal Railroad (a Transtar subsidiary) effective December 29, 1998. The former USS/Kobe had not purchased or otherwise obtained any Transtar track at this facility. In-plant switching services provided by parties other than Transtar are being performed on tracks currently owned by Republic and Lorain Tubular. The impact on Transtar was a revenue reduction of approximately $8.6 million in 1999, with a $1.1 million negative impact on before tax income.

         In December 1998, Transtar, USX and the former USS/Kobe (for the former USS/Kobe Great Lakes Fleet bulk commodity carrier service only) executed new Transportation Services Agreements which, among other things, extend the time and exclusivity periods of the original agreements. The new agreements were approved on February 12, 1999 by the lending institutions who participate in Transtar's Credit Agreement. Effective August 13, 1999, the Transportation Services Agreement related to the former USS/Kobe which includes bulk commodity carrier services provided by the Great Lakes Fleet was assigned to Republic. All the agreements were retroactively effective July 1, 1998 and will extend through December 31, 2004 for the services referred to in clauses (i), (ii) and (iv) above, with the exception of rail and rail related services at Republic and Lorain Tubular (see below), and will extend through March 15, 2005 for the services referred to in clause (iii) above. With respect to the services referred to in clause (i) above, the new Transportation Services Agreements provide that such services will continue indefinitely as long as a non-Transtar rail carrier has not obtained access to the USX facility being served; with respect to the services referred to in clause (ii) above, the agreements are exclusive through 2004 and provide that such services will continue indefinitely so long as USX has not purchased from Transtar or otherwise obtained the Transtar track on which such services are provided. The new agreements cover all of the services provided by Transtar under the previous Transportation Service Agreements, except that a third party may provide transportation services for: with respect to the services referred to in clause (i) above, a maximum per year of forty percent of blast furnace burden tonnage destined for USX's Edgar Thomson facility in the Mon Valley; with respect to the services referred to in clause (iii) above, a maximum per year of ten percent of tonnage via the Great Lakes from March 16, 1999 through March 15, 2003 and a maximum per year of fifteen percent of tonnage via the Great Lakes from March 16, 2003 through March 15, 2005; and with respect to the services referred to in clause (iv) above, a maximum per year of ten percent of imported iron ore and coke tonnage destined for USX's Fairfield, Alabama facility, a maximum per year of ten percent of export coal tonnage originating at US Steel's Concord Preparation Plant and a maximum per year of ten percent of domestic coal tonnage via barge originating at US Steel's Concord Preparation Plant. The agreements provide that USX shall not, at any time, take any action (a) which would in any way, either directly or indirectly, encourage any non-Transtar rail carrier to attempt to obtain access to any of the USX plants for which Transtar is the sole serving rail carrier or
(b) which would in any way assist in and/or support any such rail carrier in any efforts to obtain such access; provided that USX may, after December 31, 2004, request that an independent arbitrator or mediator determine whether it is reasonable and equitable under the facts, circumstances and the regulatory and competitive conditions in effect at that time, at one or more facilities, for USX to seek access for a non-Transtar rail carrier. Transtar is required to acquire certain coke rail cars, not to exceed a maximum expenditure of $20 million. The agreements also provide for certain price concessions and market based price changes. USX was paid a refund of approximately $6.3 million (with an equal reduction in Transtar's operating income which was recognized in June
1998) for services provided during the first half of 1998.

Including this refund, total price concessions for 1998 reduced Transtar's revenue and operating income by $14.4 million. Price concessions reduced Transtar's 1999 revenue and operating income by $14.5 million as compared to 1997 levels.

On December 29, 1998, Transtar and the former USS/Kobe executed a new Transportation Services Agreement for sole service carrier work including absorbed switching, equipment rentals and other related transportation services. The agreement was approved on February 12, 1999 by the lending institutions who participate in Transtar's Credit Agreement. Effective August 13, 1999, this agreement was assigned to Republic for services provided to Republic. The new agreement was effective December 29, 1998 and extends through December 31, 2008 for the sole service carrier work. The agreement provides that Republic and Lorain Tubular shall not, during the term of the agreement, take any action (a) which would in any way, either directly or indirectly, encourage any non-Transtar rail carrier to attempt to obtain access to their respective facilities or (b) which would in any way assist in and/or support any such rail carrier in any efforts to obtain such access. The agreement provides for market based price changes and no price concessions. In-plant scrap handling via rubber tire vehicles is under separate agreement (also assigned to Republic) until July 31, 2000.

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

(A)(3).  EXHIBITS

Footnote   Exhibit
  Ref.         No                               Description
  ----         --                               -----------

   (a)       3.1      Certificate of Incorporation of Transtar Capital Corporation, filed with the Secretary of State of the State of Delaware on November 23, 1993.
   (a)       3.2      By-laws of Transtar Capital Corporation.
   (a)       3.3      Certificate of Incorporation of Blackstone Transportation Company, Inc., the controlling  general partner of Transtar  Holdings, L.P. (Holdings), filed with the Secretary of State of the State of
                      Delaware on November 23, 1993.
   (a)       3.4      By-laws of Blackstone Transportation Company, Inc., the controlling general partner of Transtar
                      Holdings, L.P.
   (a)       3.5      Second Amended and Restated Agreement of Limited Partnership of Transtar Holdings, L.P.
   (a)       3.6      Amended and Restated Certificate of Limited Partnership of Holdings
   (a)       3.7      By-laws of Transtar, Inc.
   (a)       4.2      Specimen Certificate of 13 3/8% Series B Senior Discount Notes due 2003 (the Notes) (included in
                      Exhibit 4.3 hereto).
   (a)       4.3      Indenture, dated as of December 7, 1993, among Holdings, TCC and the United States Trust Company of
                      New York, as trustee, pursuant to which the Notes were issued.
   (a)      10.3      Credit Agreement, dated as of December 7, 1993, among Transtar, Inc. and Chemical Bank as Agent and Issuing Bank thereunder.
   (d)      10.3.1    Second amendment dated as of September 15, 1995 to the Credit Agreement dated as of December 7,
                      1993 among Transtar, Inc. and Chemical Bank as Agent and Issuing Bank thereunder.
   (g)      10.3.2    Amendment and Waiver dated as of March 12, 1997 to the Credit Agreement dated as of December 7,
                      1993 among Transtar, Inc. and the Chase Manhattan Bank as Agent and Issuing Bank thereunder.
   (g)      10.3.3    Third Amendment and Waiver dated as of October 9, 1997 to the Credit Agreement dated as of
                      December 7, 1993 among  Transtar, Inc. and the Chase Manhattan Bank as Agent and Issuing Bank
                      thereunder.
            10.3.4    Credit Agreement, dated as of December 7, 1993 as amended and restated as of August 26,  1999, among Transtar, Inc. and Chase Manhattan Bank, as Agent and Issuing Bank.
   (a)      10.4      Stockholders Agreement, dated as of December 28, 1988, by and among Blackstone Capital Partners
                      L.P., Blackstone Transportation Partners L.P., USX Corporation and Transtar, Inc.
            10.5      (Reserved)
   (h)      10.5.1    Transportation Services Agreement, dated July 1, 1998, between Transtar, Inc. and USX Corporation.
   (h)      10.5.2    Transportation Services Agreement, dated December 29, 1998, between Transtar, Inc. and USS/Kobe
                      Steel Company.
            10.6      (Reserved)



Footnote   Exhibit
  Ref.       No                               Description
  ----       --                               -----------
   (h)      10.6.1    Transportation Services Agreement, dated July 1, 1998 between USS Great Lakes Fleet, Inc. and USX
                      Corporation and USS/Kobe Steel Company.
            10.6.2    USS/Kobe-RTI Opco Consents and Notices Regarding Transtar, Inc. and Lake Terminal Railroad.
            10.7      (Reserved)
   (h)      10.7.1    Transportation Services Agreement, dated July 1, 1998, between Transtar, Inc. and U.S. Steel
                      Mining Co., L.L.C..
   (a)      10.8      Management Stock Trust Agreement, dated December 28, 1988, between Transtar, Inc. and Pittsburgh
                      National Bank.
   (a)      10.10     Transtar, Inc. Equity Participation Plan, dated December 28, 1988, as amended.
   (e)      10.13     Transtar, Inc. Savings Plan for Salaried Employees, effective January 1, 1989 as amended through
                      January 1, 1996.
            10.13.1   Sixth Amendment to the Transtar, Inc. Savings Plan for Salaried Employees, effective January 1, 2000.
            10.13.2   Seventh Amendment to the Transtar, Inc. Savings Plan for Salaried Employees, effective January 1, 2000.
   (a)      10.14     Transtar, Inc. Flexible Compensation Plan for Non-Represented Employees of Transtar, Inc. and
                      Subsidiary Companies, effective January 1, 1989.
   (e)      10.14.1   Transtar, Inc. Split Dollar Life Insurance Plan, effective July 1, 1994.
            10.14.2   Employment Agreement, dated November 1, 1999, between Transtar, Inc. and Robert S. Rosati.
   (a)      10.15     Layoff Unemployment Benefit Program for Non-Union Salaried Employees as amended January 1, 1989.
   (e)      10.16     Transtar, Inc. Salaried Retirement Plan, effective January 1, 1989 as amended through January 1,
                      1996.
   (g)      10.16.1   Second Amendment to the Transtar, Inc. Salaried Retirement Plan, effective January 1, 1997.
   (g)      10.16.2   Fifth Amendment to the Transtar, Inc. Salaried Retirement Plan, effective January 1, 1998.
   (h)      10.16.3   Sixth Amendment to the Transtar, Inc. Salaried Retirement Plan, effective January 1, 1999.
            10.16.4   Seventh Amendment to the Transtar, Inc. Salaried Retirement Plan, effective January 1, 2000.
   (g)      10.17     Transtar, Inc. Non Tax-Qualified Pension Plan, effective January 1, 1994.
   (g)      10.18     Transtar, Inc. Supplemental Thrift Program, effective January 1, 1994.
   (g)      10.19     Transtar, Inc. Supplemental Pension Program, effective January 1, 1994.
   (a)      10.20     Amendment No. 1 to Bareboat Charter, dated as of September 29, 1989, between PNC Leasing Corp and
                      Transtar, Inc.
   (a)      10.21     Bareboat Charter, dated as of June 1, 1990, between PNC Leasing Corp and Transtar, Inc.
   (a)      10.22     Bareboat Charter Party, dated as of September 30, 1991, between Joy Finance Company and Transtar, Inc.
   (a)      10.23     Lease Agreement, dated as of May 1, 1980, between GATX Leasing Corporation, successor to Gould
                      Leasing Services, Inc., and Bessemer and Lake Erie Railroad Company.
   (a)      10.24     Equipment Lease, dated as of May 30, 1980, between the Bessemer and Lake Erie Railroad Company and
                      State Street Bank as Trustee.
   (a)      10.25     Master Railcar Lease Agreement, dated as of April 30, 1993, between The CIT Group/Equipment
                      Financing, Inc. and Elgin, Joliet and Eastern Railway Company.
   (a)      10.26     Railroad Equipment Lease, dated as of November 15, 1989, between Elgin, Joliet & Eastern Railway
                      Company and Mellon Financial Services Corporation #3.
   (a)      10.27     Bareboat Charter, dated as of June 1, 1989, between PNC Leasing Corp and Transtar, Inc.
   (a)      10.28     Amendment No. 1 to Indenture of Trust and First Preferred Ship Mortgage, dated March 19, 1982, between The Connecticut Bank and Trust Company, as Owner Trustee, and Mercantile-Safe Deposit and
                      Trust Company, as Indenture Trustee.
   (a)      10.29     Note Purchase Agreement, dated as of May 26, 1983.
   (a)      10.30     Charter, dated as of September 1, 1980, between The Connecticut Bank and Trust Company and United
                      States Steel Corporation.


Footnote   Exhibit
  Ref.       No                               Description
  ----       --                               -----------

   (a)      10.31     Assignment Agreement and Supplement No. 2 to First Preferred Fleet Mortgage, dated as of
                      December 3, 1987.
            10.32     (Reserved)
            10.33     (Reserved)
            10.34     (Reserved)
   (a)      10.35     Consent, dated as of December 21, 1988, from Xerox Corporation to USX Corporation.
            10.36     (Reserved)
            10.37     (Reserved)
            10.38     (Reserved)
            10.40     (Reserved)
            10.41     (Reserved)
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
            27        Financial Data Schedule.


----------------------------

   (a) Previously filed with Registration Statement No. 33-73270 under corresponding Exhibit number.
   (b)   Previously filed with Form 8-K on October 7, 1994.
   (c)   Previously filed with Form 10-K on March 24, 1995.
   (d)   Previously filed with Form 10-Q on November 1, 1995.
   (e)   Previously filed with Form 10-K on March 22, 1996.
   (f)   Previously filed with Form 10-K on March 21, 1997.
   (g)   Previously filed with Form 10-K on March 27, 1998.
   (h)   Previously filed with Form 10-K on March 25, 1999.

(b).     REPORTS ON 8-K

         On December 13, 1999, Holdings and TCC filed a report on Form 8K which announced that Robert S. Rosati, the President and Chief Executive Officer of Transtar, Inc., who had previously announced his retirement has agreed to remain in his positions with the company for a period of time after his previously announced retirement date. Pursuant to an Employment Agreement, Mr. Rosati has committed to remain in the office of the President and Chief Executive Office of Transtar for a term commencing on November 1, 1999 and ending on or before June 30, 2000.

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

                                   SIGNATURES

Pursuant to the requirements of Section 15(a) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th of March, 2000.

                                   TRANSTAR HOLDINGS, L.P.

                                   By Blackstone Transportation Company, Inc.
                                     its controlling general partner


                                   By /s/   Howard A. Lipson
                                      -----------------------------------------
                                     Name: Howard A. Lipson
                                     Title: Treasurer



                                   TRANSTAR CAPITAL CORPORATION

                                   By  /s/   Howard A. Lipson
                                      -----------------------------------------
                                     Name: Howard A. Lipson
                                     Title: Treasurer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 29, 2000.

     SIGNATURES                                 TITLE
     ----------                                 -----



/s/ James J. Mossman                Director and President (Principal Executive
---------------------               Officer) of BTC and TCC
    James J. Mossman



/s/ Howard A. Lipson                Treasurer (Principal Financial Officer and
---------------------               Principal Accounting Officer) of BTC and TCC
    Howard A. Lipson



/s/ Stephen A. Schwarzman           Director of BTC and TCC
--------------------------
    Stephen A. Schwarzman



/s/ Peter G. Peterson               Director of BTC and TCC
----------------------
    Peter G. Peterson

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



--------------------------------------------------------------------------------

                                    EXHIBITS
                                   filed with
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998


--------------------------------------------------------------------------------


                             TRANSTAR HOLDINGS, L.P.
                          TRANSTAR CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)
                                      6719
                                      6719
                          (Primary Standard Industrial
                           Classification Code Number)


--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS

FOOTNOTE   EXHIBIT
  REF.       NO                                               DESCRIPTION
--------   -------                                            -----------
   (a)       3.1      Certificate of Incorporation of Transtar Capital Corporation, filed with the Secretary of State of the State of Delaware on November 23, 1993.
   (a)       3.2      By-laws of Transtar Capital Corporation.
   (a)       3.3      Certificate of Incorporation of Blackstone Transportation Company, Inc., the controlling general partner of Transtar Holdings, L.P. (Holdings), filed with the Secretary of State of the State of
                      Delaware on November 23, 1993.
   (a)       3.4      By-laws of Blackstone Transportation Company, Inc., the controlling general partner of Transtar
                      Holdings, L.P.
   (a)       3.5      Second Amended and Restated Agreement of Limited Partnership of Transtar Holdings, L.P.
   (a)       3.6      Amended and Restated Certificate of Limited Partnership of Holdings
   (a)       3.7      By-laws of Transtar, Inc.
   (a)       4.2      Specimen Certificate of 13 3/8% Series B Senior Discount Notes due 2003 (the Notes) (included in
                      Exhibit 4.3 hereto).
   (a)       4.3      Indenture, dated as of December 7, 1993, among Holdings, TCC and the United States Trust Company of New
                      York, as trustee, pursuant to which the Notes were issued.
   (a)      10.3      Credit Agreement, dated as of December 7, 1993, among Transtar, Inc. and Chemical Bank as Agent and Issuing Bank thereunder.
   (d)      10.3.1    Second amendment dated as of September 15, 1995 to the Credit Agreement dated as of December 7,
                      1993 among Transtar, Inc. and Chemical Bank as Agent and Issuing Bank thereunder.
   (g)      10.3.2    Amendment and Waiver dated as of March 12, 1997 to the Credit Agreement dated as of December 7,
                      1993 among Transtar, Inc. and the Chase Manhattan Bank as Agent and Issuing Bank thereunder.
   (g)      10.3.3    Third Amendment and Waiver dated as of October 9, 1997 to the Credit Agreement dated as of
                      December 7, 1993 among Transtar, Inc. and the Chase Manhattan Bank as Agent and Issuing Bank
                      thereunder.
            10.3.4    Credit Agreement, dated as of December 7, 1993 as amended and restated as of August 26, 1999, among Transtar, Inc. and Chase Manhattan Bank, as Agent and Issuing Bank.
   (a)      10.4      Stockholders Agreement, dated as of December 28, 1988, by and among Blackstone Capital Partners
                      L.P., Blackstone Transportation Partners L.P., USX Corporation and Transtar, Inc.
            10.5      (Reserved)
   (h)      10.5.1    Transportation Services Agreement, dated July 1, 1998, between Transtar, Inc. and USX Corporation.
   (h)      10.5.2    Transportation Services Agreement, dated December 29, 1998, between Transtar, Inc. and USS/Kobe
                      Steel Company.
            10.6      (Reserved)
   (h)      10.6.1    Transportation Services Agreement, dated July 1, 1998 between USS Great Lakes Fleet, Inc. and USX
                      Corporation and USS/Kobe Steel Company.
            10.6.2    USS/Kobe-RTI Opco Consents and Notices Regarding Transtar, Inc. and Lake Terminal Railroad.
            10.7      (Reserved)
   (h)      10.7.1    Transportation Services Agreement, dated July 1, 1998, between Transtar, Inc. and U.S. Steel
                      Mining Co., L.L.C..
   (a)      10.8      Management Stock Trust Agreement, dated December 28, 1988, between Transtar, Inc. and Pittsburgh
                      National Bank.
   (a)      10.10     Transtar, Inc. Equity Participation Plan, dated December 28, 1988, as amended.

FOOTNOTE   EXHIBIT
  REF.       NO                                               DESCRIPTION
--------   -------                                            -----------
   (e)      10.13     Transtar, Inc. Savings Plan for Salaried Employees, effective January 1, 1989 as amended through
                      January 1, 1996.
            10.13.1   Sixth Amendment to the Transtar, Inc. Savings Plan for Salaried Employees effective January 1, 2000.
            10.13.2   Seventh Amendment to the Transtar, Inc. Savings Plan for Salaried Employees, effective January 1, 2000.
   (a)      10.14     Transtar, Inc. Flexible Compensation Plan for Non-Represented Employees of Transtar, Inc. and
                      Subsidiary Companies, effective January 1, 1989.
   (e)      10.14.1   Transtar, Inc. Split Dollar Life Insurance Plan, effective July 1, 1994.
            10.14.2   Employment Agreement, dated November 1, 1999, between Transtar, Inc. and Robert S. Rosati.
   (a)      10.15     Layoff Unemployment Benefit Program for Non-Union Salaried Employees as amended January 1, 1989.
   (e)      10.16     Transtar, Inc. Salaried Retirement Plan, effective January 1, 1989 as amended through January 1, 1996.
   (g)      10.16.1   Second Amendment to the Transtar, Inc. Salaried Retirement Plan, effective January 1, 1997.
   (g)      10.16.2   Fifth Amendment to the Transtar, Inc. Salaried Retirement Plan, effective January 1, 1998.
   (h)      10.16.3   Sixth Amendment to the Transtar, Inc. Salaried Retirement Plan, effective January 1, 1999.
            10.16.4   Seventh Amendment to the Transtar, Inc. Salaried Retirement Plan, effective January 1, 2000.
   (g)      10.17     Transtar, Inc. Non Tax-Qualified Pension Plan, effective January 1, 1994.
   (g)      10.18     Transtar, Inc. Supplemental Thrift Program, effective January 1, 1994.
   (g)      10.19     Transtar, Inc. Supplemental Pension Program, effective January 1, 1994.
   (a)      10.20     Amendment No. 1 to Bareboat  Charter, dated as of September 29, 1989, between PNC Leasing Corp and
                      Transtar, Inc.
   (a)      10.21     Bareboat Charter, dated as of June 1, 1990, between PNC Leasing Corp and Transtar, Inc.
   (a)      10.22     Bareboat Charter Party, dated as of September 30, 1991, between Joy Finance Company and Transtar, Inc.
   (a)      10.23     Lease Agreement, dated as of May 1, 1980, between GATX Leasing Corporation, successor to Gould
                      Leasing Services, Inc., and Bessemer and Lake Erie Railroad Company.
   (a)      10.24     Equipment Lease, dated as of May 30, 1980, between the Bessemer and Lake Erie Railroad Company and
                      State Street Bank as Trustee.
   (a)      10.25     Master Railcar Lease Agreement, dated as of April 30, 1993, between The CIT Group/Equipment
                      Financing, Inc. and Elgin, Joliet and Eastern Railway Company.
   (a)      10.26     Railroad Equipment Lease, dated as of November 15, 1989, between Elgin, Joliet & Eastern Railway
                      Company and Mellon Financial Services Corporation #3.
   (a)      10.27     Bareboat Charter, dated as of June 1, 1989, between PNC Leasing Corp and Transtar, Inc.
   (a)      10.28     Amendment No. 1 to Indenture of Trust and First Preferred Ship Mortgage, dated March 19, 1982, between The Connecticut Bank and Trust Company, as Owner Trustee, and Mercantile-Safe Deposit and
                      Trust Company, as Indenture Trustee.
   (a)      10.29     Note Purchase Agreement, dated as of May 26, 1983.
   (a)      10.30     Charter, dated as of September 1, 1980, between The Connecticut Bank and Trust Company and United
                      States Steel Corporation.
   (a)      10.31     Assignment Agreement and Supplement No. 2 to First Preferred Fleet Mortgage, dated as of December 3, 1987.
            10.32     (Reserved)
            10.33     (Reserved)
            10.34     (Reserved)

FOOTNOTE   EXHIBIT
  REF.       NO                                               DESCRIPTION
--------   -------                                            -----------
   (a)      10.35     Consent, dated as of December 21, 1988, from Xerox Corporation to USX Corporation.
            10.36     (Reserved)
            10.37     (Reserved)
            10.38     (Reserved)
            10.40     (Reserved)
            10.41     (Reserved)
   (a)      10.42     Environmental Indemnification Agreement, dated as of December 28, 1988, among USX Corporation,
                      Transtar and certain subsidiaries of Transtar.
   (b)      10.43     Settlement Agreement among Transtar, Inc., Bessemer and Lake Erie Railroad Company and
                      USX Corporation dated October 6, 1994.
   (f)      10.44.1   Transtar, Inc. Amended Stock Option Plan.
   (c)      10.45     Equipment Lease Agreement dated as of July 15, 1994 between GATX Third Aircraft Corporation and
                      Elgin, Joliet and Eastern Railway Company.
   (c)      10.46     Bareboat Charter dated as of June 30, 1994 between GATX Third Aircraft Corporation and Transtar,
                      Inc.
   (e)      10.47     Master Equipment Lease Agreement dated as of December 28, 1995 between Birmingham Southern
                      Railroad company and Nationsbanc Leasing Corporation of North Carolina.
   (e)      10.48     Master Equipment Lease Agreement dated as of December 28, 1995 between Duluth, Missabe and Iron
                      Range Railway company and Heller Financial Leasing, Inc.
            12.1      Statement of Computation of Ratio of Earnings to Fixed Charges.
   (a)      21.1      Significant Subsidiaries of Transtar Holdings, L.P.
            27        Financial Data Schedule.

----------
(a) Previously filed with Registration Statement No. 33-73270 under corresponding Exhibit number.
(b)  Previously filed with Form 8-K on October 7, 1994.
(c)  Previously filed with Form 10-K on March 24, 1995.
(d)  Previously filed with Form 10-Q on November 1, 1995.
(e)  Previously filed with Form 10-K on March 22, 1996.
(f)  Previously filed with Form 10-K on March 21, 1997.
(g)  Previously filed with Form 10-K on March 27, 1998.
(h)  Previously filed with Form 10-K on March 25, 1999.