Form 10-Q
period 2000-03-31
TRANSTAR HOLDINGS LP
filed 2000-05-11
CIK 916533

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    ------------------

         Commission File Number     033-73270
                                  --------------
         Commission File Number    033-73270-1
                                  --------------


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

================================================================================

                             Transtar Holdings, L.P.
                          Transtar Capital Corporation
                                    Form 10-Q
                      Quarterly Period Ended March 31, 2000


                                      INDEX

                                                                                           PAGE
                                                                                           ----
PART I -  FINANCIAL INFORMATION

         A.       TRANSTAR HOLDINGS, L.P.
                           Consolidated Balance Sheet                                        3
                           Consolidated Statements of Operations and Partners' Equity        4
                           Consolidated Statement of Cash Flows                              5
                           Notes to Consolidated Financial Statements                        6
                           Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                            7
                           Quantitative and Qualitative Disclosures About Market Risk        8

         B.       TRANSTAR, INC.
                           Consolidated Balance Sheet                                        9
                           Consolidated Statements of Income and Retained Earnings          10
                           Consolidated Statement of Cash Flows                             11
                           Notes to Consolidated Financial Statements                       12
                           Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                           13
                           Quantitative and Qualitative Disclosures About Market Risk       14

PART II -  OTHER INFORMATION                                                                15

SIGNATURE                                                                                   16

PART I - FINANCIAL INFORMATION
    A. TRANSTAR HOLDINGS, L.P.



                            TRANSTAR HOLDINGS, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                                                        March 31,      December 31,
                                                           2000            1999
                                                        ---------      ------------
                                                           (dollars in thousands)
   ASSETS
Current Assets:
  Cash and cash equivalents                              $    303         $    299
  Other current assets                                         --               10
                                                         --------         --------
    Total current assets                                      303              309
Restricted cash                                            50,602           49,846
Investment in Transtar                                     82,427           81,340
Other assets                                                2,706            2,891
                                                         --------         --------
    Total assets                                         $136,038         $134,386
                                                         ========         ========


   LIABILITIES
Current liabilities:
   Accounts payable and other current liabilities        $    431         $    389
   Accrued interest                                         8,588            1,296
                                                         --------         --------
      Total current liabilities                             9,019            1,685
Long-term debt                                            218,080          218,080
                                                         --------         --------
    Total liabilities                                     227,099          219,765
   PARTNERS' EQUITY (DEFICIT)                             (91,061)         (85,379)
                                                         --------         --------
    Total liabilities and partners' equity               $136,038         $134,386
                                                         ========         ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                              For the quarter ended
                                                                     March 31,
                                                            -------------------------
                                                              2000             1999
                                                            --------         --------
                                                              (dollars in thousands)
Revenues                                                    $     --         $     --
Operating expenses:
    Selling, general and administrative expenses                  52               46
                                                            --------         --------
       Operating loss                                            (52)             (46)
Interest income                                                  760              590
Interest and other financial expenses                         (7,477)          (6,591)
                                                            --------         --------
    Loss before equity in earnings of Transtar                (6,769)          (6,047)
Equity in earnings of Transtar                                 1,087           (1,403)
                                                            --------         --------
    Net loss                                                $ (5,682)        $ (7,450)
                                                            ========         ========

               CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                                      (UNAUDITED)


Partners' equity (deficit), beginning of period             $(85,379)        $(87,432)
Net loss                                                      (5,682)          (7,450)
Other adjustments to partners' equity                             --             (272)
                                                            --------         --------
Partners' equity (deficit), end of period                   $(91,061)        $(95,154)
                                                            ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                            For the quarter ended
                                                                  March 31,
                                                          ------------------------
                                                            2000           1999
                                                          -------         -------
                                                          (dollars in thousands)
OPERATING ACTIVITIES:
Net loss                                                  $(5,682)        $(7,450)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Non-cash interest and other financial expenses            185           6,591
    Non-cash interest income                                 (756)           (587)
    Equity in earnings of Transtar                         (1,087)          1,403
    Changes in:
      Accrued interest                                      7,292              --
      Accounts payable                                         42              37
      Other assets and liabilities                             10               9
                                                          -------         -------
         Net cash provided by operating activities              4               3
                                                          -------         -------

INVESTING ACTIVITIES:
Net cash provided by investing activities                      --              --
                                                          -------         -------

FINANCING ACTIVITIES:
Distribution to partners                                       --              --
Withdrawal from restricted cash                                --              --
                                                          -------         -------
    Net cash provided by financing activities                  --              --
                                                          -------         -------

Increase in cash and cash equivalents                           4               3
Cash and cash equivalents at beginning of period              299             286
                                                          -------         -------
Cash and cash equivalents at end of period                $   303         $   289
                                                          =======         =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000



NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations for the three month period ended March 31, 2000 have been included. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this quarterly report, reference should be made to the financial statements, schedules and notes contained in Transtar Holdings, L.P.'s (Holdings) Annual Report on Form 10-K for the year ended December 31, 1999. Transtar Capital Corporation (TCC), a subsidiary of Holdings, is a shell corporation which has nominal assets and no liabilities, operations or cash flows. Accordingly, the financial statements of TCC are not presented because they do not provide material information to investors.

NOTE 2: LONG-TERM DEBT:

On December 7, 1993, Holdings and TCC (Issuers) issued $218 million aggregate principal of 13.375% Senior Discount Notes due December 15, 2003 (Notes). The Notes are the joint and several obligations of the Issuers. An original issue discount of $118 million was amortized over a six-year period commencing December 15, 1993 and ending December 15, 1999. Interest will be payable in cash semi-annually in arrears on June 15 and December 15 commencing on June 15, 2000. The Notes have a principal at maturity of $218 million. The carrying value represents the principal at maturity. The Notes are not guaranteed by Transtar, Inc. (Transtar) or any of its subsidiaries and are subordinated to all existing and future liabilities of the Issuers' subsidiaries. Interest expense attributable to the Notes was $7.3 million and $6.4 million in the first quarter of 2000 and 1999, respectively.

In accordance with an Indenture relating to the issuance of the Notes (the Notes Indenture) certain dividends received from Transtar were paid into an escrow account. Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on the Notes, make certain payments permitted under the Notes Indenture, purchase or optionally redeem Notes or to pay administrative expenses of Holdings. As of March 31, 2000, the escrow balance is $50.2 million. Interest earned on the escrow balance was $0.8 million and $0.6 million in the first quarter of 2000 and 1999, respectively.

NOTE 3: PARTNERS' EQUITY (DEFICIT)

In the first quarter of 1999, Holdings recorded an adjustment to Partners' Equity (Deficit) of $(0.3) million. This adjustment was recorded as a result of changes in ownership related to Transtar treasury stock transactions with its Management Stock Trusts.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Management's Discussion and Analysis of Financial Condition and Results of Operations includes an analysis of Holdings' equity investment in Transtar, Inc. (Transtar). Holdings is a Delaware limited partnership. It was originally formed in 1988 as Blackstone Transportation Partners L. P. (BTP) for the sole purpose of holding voting and nonvoting stock of Transtar. BTP was renamed Transtar Holdings, L. P. in November 1993. Holdings' net earnings are derived primarily from its 54.0 percent economic interest in Transtar and interest expense related to certain Senior Discount Notes (Notes) issued in 1993. The following discussion should be read in conjunction with Holdings' Consolidated Financial Statements and the notes related hereto included within this filing.


                         Transtar Holdings L.P. Results
                    For the Three Months ended March 31, 2000
                                 Compared to the
                        Three Months ended March 31, 1999


Overall

Holdings recorded a net loss of $5.7 million in the first quarter of 2000. This represents a $1.8 million favorable change from the $7.5 million net loss recorded during the same period of 1999. Holdings' results include its equity investment in Transtar. For a discussion of results of operations of Transtar, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for Transtar, Inc.

Revenues and Expenses

Holdings did not record any revenues in the first quarter of 2000 or 1999. Holdings' selling, general and administrative expenses of $52,000 during the first three months of 2000 were slightly higher than those incurred during the first quarter of 1999. Equity in earnings of Transtar and interest income improved from the first quarter of 1999 by $2.5 million and $0.2 million, respectively. Interest and other financial expense increased during the first quarter by $0.9 million to $7.5 million when compared to the similar period in the prior year.

Liquidity and Capital Resources

In accordance with an Indenture relating to the issuance of the Notes (the Notes Indenture) certain dividends received from Transtar were paid into an escrow account. Transtar declared no dividends during 1999 or the first quarter of 2000. As of March 31, 2000 the balance in the escrow account is $50.2 million. During the first quarter of 2000, Holdings earned $0.8 million in interest from the balance in the escrow account, an increase of $0.2 million from the amount earned in the first quarter of 1999.

Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on the Notes, make certain payments permitted under the Notes Indenture, purchase or optionally redeem Notes or to pay administrative expenses of Holdings. On June 15, 2000, a cash interest payment will be due for the period commencing December 15, 1999 and ending on June 15, 2000. Cash interest will thereafter be payable semi-annually in arrears on June 15 and December 15 of each year. The first interest payment on the Notes will be in the approximate amount of $14.6 million. Funds currently in the escrow account will be sufficient to make the first three semi-annual interest payments on the Notes. When funds in the escrow account have been expended, Holdings will be required to seek additional sources of funds in order to make future interest payments on the Notes. Holdings cannot give any assurances that they will be able to obtain additional funds in order to make such interest payments.

In the past Holdings has received dividends from Transtar in respect of the Common Stock of Transtar held by Holdings. These dividends and interest earned thereon have been the source of substantially all of the money currently on deposit in the escrow account. Future dividends of Transtar are governed by Transtar's bylaws that require unanimous approval by the Company's directors to declare a dividend or other distribution (absent a decision by an independent consultant breaking a deadlocked vote). Holdings and USX each have the right, pursuant to a Stockholders Agreement dated as of December 28, 1988, as amended (the Stockholders' Agreement), to designate certain directors to the board of directors of the Company. As such, Holdings' ability to cause the Company to declare and pay a dividend or other distribution is dependent upon the concurrence of USX and no assurances can be given that USX will concur in the declaration and payment of such dividends or that any such dividends will actually be declared and paid or that, if declared and paid, any such dividends will be sufficient to fund the remaining payments due under the Notes. The only business activity of Holdings is its investment in Transtar.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

B.  TRANSTAR, INC.

                                 TRANSTAR, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                    March 31,      December 31,
                                                      2000             1999
                                                    ---------      ------------
                                                     (dollars in thousands)
   ASSETS
Current assets:
  Cash and cash equivalents                         $ 18,867         $ 14,274
  Accounts receivable from related parties            15,928           20,921
  Accounts receivable from others                     54,191           62,017
  Other current assets                                18,809           11,049
                                                    --------         --------
     Total current assets                            107,795          108,261
Property, plant, and equipment,
    less accumulated depreciation                    415,572          417,902
Operating parts and supplies                          16,011           14,344
Other assets                                          18,318           21,690
                                                    --------         --------
     Total assets                                   $557,696         $562,197
                                                    ========         ========

  LIABILITIES
Current liabilities:
  Accounts payable                                  $ 74,351         $ 75,047
  Payroll and benefits payable                        37,500           39,059
  Accrued taxes                                       10,560           13,447
  Accrued interest                                     1,187            1,299
  Current portion of long-term debt                  105,000          110,000
  Other current liabilities                            5,911            1,560
                                                    --------         --------
     Total current liabilities                       234,509          240,412
Long-term debt less current portion                       --               --
Postretirement benefits other than pensions          113,201          112,589
Deferred credits and other liabilities                56,040           57,281
                                                    --------         --------
     Total liabilities                               403,750          410,282

  STOCKHOLDERS' EQUITY
Common stock                                           1,000            1,000
Paid-in capital                                       28,601           28,601
Retained earnings                                    141,773          139,742
Treasury stock                                       (17,428)         (17,428)
                                                    --------         --------
  Total stockholders' equity                         153,946          151,915
                                                    --------         --------
  Total liabilities and stockholders' equity        $557,696         $562,197
                                                    ========         ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 TRANSTAR, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                         For the quarter ended
                                                                 March 31,
                                                        -----------------------
                                                          2000           1999
                                                        --------       --------
                                                         (dollars in thousands)
Revenues from related parties                           $ 52,913        $42,717
Revenues from others                                      46,536         41,614
                                                        --------        -------
   Total revenues                                         99,449         84,331
                                                        --------        -------
Operating expenses (excluding items shown below)          84,011         77,210
Selling, general, and administrative expenses              2,796          2,788
Depreciation                                               6,996          6,336
                                                        --------        -------
   Total operating expenses                               93,803         86,334
                                                        --------        -------
     Operating income (loss)                               5,646         (2,003)
Other income (expense)                                      (226)           320
Interest income                                              196            183
Interest and other financial expenses                     (2,344)        (2,243)
                                                        --------        -------
   Income (loss) before income taxes                       3,272         (3,743)
Less provision (benefit) for income taxes                  1,241         (1,091)
                                                        --------        -------
   Net income (loss)                                    $  2,031        $(2,652)
                                                        ========        =======


                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                   (UNAUDITED)



Retained earnings beginning of period                   $139,742        $85,577
Net income (loss)                                          2,031         (2,652)
                                                        --------        -------
Retained earnings end of period                         $141,773        $82,925
                                                        ========        =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 TRANSTAR, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                              For the quarter ended
                                                                     March 31,
                                                              ----------------------
                                                               2000             1999
                                                              -------         -------
                                                              (dollars in thousands)
OPERATING ACTIVITIES:
Net income (loss)                                             $ 2,031         $(2,652)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation                                                  6,996           6,336
  Amortization                                                    142              69
  Deferred taxes                                                 (368)           (211)
  Gain on sale of assets                                          (28)            (87)
Changes in other assets and liabilities                         5,197           3,491
                                                              -------         -------
  Net cash provided by operating activities                    13,970           6,946
                                                              -------         -------

INVESTING ACTIVITIES:
Capital expenditures                                           (5,125)         (3,266)
Proceeds from the sale of assets                                  748              30
                                                              -------         -------
  Net cash used for investing activities                       (4,377)         (3,236)
                                                              -------         -------

FINANCING ACTIVITIES:
Repayment of debt                                              (5,000)         (3,000)
Payments to acquire Treasury Stock                                 --              --
                                                              -------         -------
  Net cash used for financing activities                       (5,000)         (3,000)
                                                              -------         -------

Increase in cash and cash equivalents                           4,593             710
Cash and cash equivalents at beginning of period               14,274          21,428
                                                              -------         -------
Cash and cash equivalents at end of period                    $18,867         $22,138
                                                              =======         =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 TRANSTAR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000


NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION:

Separate consolidated financial statements of Transtar are included in this 10-Q because Transtar is a majority owned subsidiary of Holdings which is not consolidated in the consolidated financial statements of Holdings. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations for the three month period ended March 31, 2000 have been included. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this quarterly report, reference should be made to the Transtar financial statements, schedules and notes contained in Holdings' Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2: OPERATING SEGMENTS:

Transtar consists of two reportable segments: Railroad Group and Marine Group. Summarized financial information concerning reportable segments is shown on the following table. The "Other" column includes non-allocated corporate related items and the elimination of inter-business unit transactions.

                                                 Railroad        Marine
                                                   Group          Group           Other             Total
                                                 --------        --------         ------           --------
                                                                 (dollars in thousands)
For the three months ended March 31, 2000
-----------------------------------------
Revenues - external customers                    $ 79,152        $ 20,297         $     --         $ 99,449
Income (loss) before income taxes                   7,871          (4,630)              31            3,272

As of March 31, 2000
--------------------
Total Assets                                     $419,348        $161,467         $(23,119)        $557,696

For the three months ended March 31, 1999
-----------------------------------------
Revenues - external customers                    $ 74,774        $  9,557         $     --         $ 84,331
Income (loss) before income taxes                   5,588          (9,342)              11           (3,743)

As of December 31, 1999
-----------------------
Total assets                                     $423,800        $163,650         $(25,253)        $562,197

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


                             Transtar, Inc. Results
                    For the Three Months ended March 31, 2000
                                 Compared to the
                        Three Months ended March 31, 1999


Overall

Transtar is a transportation holding company composed of two segments: the Railroad Group and the Marine Group. Transtar reported net income for the quarter ending March 31, 2000 of $2.0 million. Transtar's operating income of $5.6 million recorded in the first quarter of 2000 represents a $7.6 million favorable change when compared with the same period of 1999. Increased tons carried, additional employment costs and escalated fuel prices impacted Transtar's first quarter 2000 operating results.

Operating Revenues

Operating revenues totaled $99.4 million in the first quarter of 2000, an increase of $15.1 million from the first quarter of 1999. The Railroad Group's operating revenues improved by $4.4 million while the Marine Group's revenues increased by $10.7 million. The operating revenue increase between these two periods was created by the haulage of higher volumes of steel, and steel related business driven by increased demand for domestically produced steel. Additional transportation of coal for export to Asian markets coupled with increased consumption of coal by domestic utilities served by Transtar contributed to the revenue gain.

Operating Expenses

Transtar's operating expenses increased $7.5 million during the first quarter of 2000, when compared to the same period of 1999. The Railroad Group's operating expenses increased by $2.7 million for the first quarter of 2000 to $70.2 million. These increased costs were driven by higher employment costs associated with increased business volumes and an 85 percent ($1.3 million) increase in fuel prices. Partially offsetting these increases was a $1.3 million (60 percent) improvement in car hire earnings (a contra to cost) due to additional off-line loadings for Transtar's freight car fleet. The Marine Group's first quarter operating costs increased by $4.9 million to $23.7 million in the first quarter of 2000, primarily as a result of additional employment costs, increased fuel consumption, increased fuel prices and additional usage of charter service for the movement of ore and coke.

Other Income, net

Transtar's other income, net, declined by $0.6 million during the first quarter of 2000 when compared with the first three months of 1999. Interest and other financial expense recorded during the first quarter of 2000 was $2.3 million, or $0.1 million more than the same period in 1999. Other miscellaneous income decreased by $0.5 million, primarily due to reduced equity income recorded by the Marine Group.

Provision for Income Taxes

Transtar's provision for income taxes increased $2.3 million during the first quarter of 2000, when compared to the same period of 1999, directly as a result of higher before tax earnings in 2000.

Liquidity and Capital Resources

Transtar's cash and temporary investments were $18.9 million at March 31, 2000, or $3.3 million less than at the end of the first quarter of 1999, but $4.6 million more than December 31, 1999. Cash flow from operating activities during the three months ended March 31, 2000 was $14.0 million or $7.0 million more than was generated during the same period of 1999. Contributing to this increase were higher business activity levels, which produced a $4.7 million improvement in net income. Gross capital expenditures were $5.1 million in the first quarter of 2000, an increase of $1.9 million from the same period of 1999. Proceeds from the disposition of assets were $0.7 million more in the first quarter of 2000 than in the first quarter of 1999.

In August 1999 Transtar amended and restated its original Credit Agreement to acquire additional term loans in the amount of $45.0 million to finance the purchase of a tug barge lake vessel that was previously operated under a long-term lease. This restated term loan facility was collateralized by the stock of Transtar's subsidiaries.

During the first quarter of 2000, Transtar retired $5.0 million of debt compared to $3.0 million retired during the first three months of 1999. Since a December 7, 1993 refinancing, Transtar has retired $385.0 million. Including the August 1999 borrowing, Transtar has a remaining balance of $105.0 million on its term loan obligations. Only nominal letters of credit are currently outstanding against Transtar's $25.0 million Revolving Credit Facility.




           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II -  OTHER INFORMATION


Item 1.  Legal Proceedings

Holdings and TCC had no reportable events of material pending legal proceedings other than ordinary routine litigation incidental to the business during the three month period ended March 31, 2000.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.  Financial Data Schedule

(b)  Reports on 8-K

     Holdings and TCC did not file any Current Reports on Form 8-K during the quarter ended March 31, 2000.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May 11, 2000




                                          TRANSTAR HOLDINGS, L.P.
                                          TRANSTAR CAPITAL CORPORATION



                                          By: /s/ Howard A. Lipson
                                             ---------------------------
                                              Howard A. Lipson, Treasurer