Form 10-Q
period 2000-06-30
TRANSTAR HOLDINGS LP
filed 2000-08-10
CIK 916533

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                           OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______________ to ____________

                  Commission File Number    033-73270
                                         ------------
                  Commission File Number    033-73270-1
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

                               Yes _X_    No ___


--------------------------------------------------------------------------------

                             Transtar Holdings, L.P.
                          Transtar Capital Corporation
                                    Form 10-Q
                      Quarterly Period Ended June 30, 2000


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

PART I - FINANCIAL INFORMATION
------------------------------
  A.  TRANSTAR HOLDINGS, L.P.




                             TRANSTAR HOLDINGS, L.P.
                           CONSOLIDATED BALANCE SHEET

                                                        (UNAUDITED)
                                                          June 30,        December 31,
                                                            2000             1999
                                                            ----             ----
                                                           (dollars in thousands)
   ASSETS
Current Assets:
  Cash and cash equivalents                              $     307         $     299
  Other current assets                                          --                10
                                                         ---------         ---------
    Total current assets                                       307               309
Restricted cash                                             36,755            49,846
Investment in Transtar                                      92,179            81,340
Other assets                                                 2,522             2,891
                                                         ---------         ---------
    Total assets                                         $ 131,762         $ 134,386
                                                         =========         =========

   LIABILITIES
Current liabilities:
   Accounts payable and other current liabilities        $     473         $     389
   Accrued interest                                          1,296             1,296
                                                         ---------         ---------
      Total current liabilities                              1,769             1,685
Long-term debt (Note 3)                                    218,080           218,080
                                                         ---------         ---------
    Total liabilities                                      219,849           219,765
   PARTNERS' EQUITY (DEFICIT)                              (88,087)          (85,379)
                                                         ---------         ---------
    Total liabilities and partners' equity               $ 131,762         $ 134,386
                                                         =========         =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                           Three months ended                 Six months ended
                                                                 June 30                          June 30,
                                                        -------------------------         -------------------------
                                                          2000             1999             2000             1999
                                                          ----             ----             ----             ----
                                                         (dollars in thousands)            (dollars in thousands)

Revenues                                                $     --         $     --         $     --         $     --
Operating expenses:
    Selling, general and administrative expenses              43               58               95              104
                                                        --------         --------         --------         --------
       Operating (loss)                                      (43)             (58)             (95)            (104)
Interest income                                              741              582            1,501            1,172
Interest and other financial expenses                     (7,476)          (6,667)         (14,953)         (13,258)
                                                        --------         --------         --------         --------
    (Loss) before equity in earnings of Transtar          (6,778)          (6,143)         (13,547)         (12,190)
Equity in earnings of Transtar                             9,752           10,018           10,839            8,615
                                                        --------         --------         --------         --------
    Net income (loss)                                   $  2,974         $  3,875         $ (2,708)        $ (3,575)
                                                        ========         ========         ========         ========



              CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

Partners' equity (deficit), beginning of period        $(91,061)        $(95,154)        $(85,379)        $(87,432)
Net income (loss)                                         2,974            3,875           (2,708)          (3,575)
Other adjustments to partners' equity                        --             (933)              --           (1,205)
                                                       --------         --------         --------         --------
Partners' equity (deficit), end of period              $(88,087)        $(92,212)        $(88,087)        $(92,212)
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

                             TRANSTAR HOLDINGS, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                                   Six months ended
                                                                                        June 30,
                                                                               -------------------------
                                                                                 2000             1999
                                                                                 ----             ----
                                                                                 (dollars in thousands)
OPERATING ACTIVITIES:
Net loss                                                                       $ (2,708)        $ (3,575)
Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
    Non-cash interest and other financial expenses                                  369           13,258
    Non-cash interest income                                                     (1,493)          (1,166)
    Equity in earnings of Transtar                                              (10,839)          (8,615)
    Changes in:
      Accrued interest                                                               --               --
      Accounts payable                                                               84               96
      Other assets and liabilities                                                   11                8
                                                                               --------         --------
         Net cash provided by (used for) operating activities                   (14,576)               6
                                                                               --------         --------

INVESTING ACTIVITIES:
Withdrawal from restricted cash                                                  14,584               --
                                                                               --------         --------
Net cash provided by investing activities                                        14,584               --
                                                                               --------         --------

FINANCING ACTIVITIES:
Distribution to partners                                                             --               --
                                                                               --------         --------
    Net cash provided by financing activities                                        --               --
                                                                               --------         --------

Increase in cash and cash equivalents                                                 8                6
Cash and cash equivalents at beginning of period                                    299              286
                                                                               --------         --------
Cash and cash equivalents at end of period                                     $    307         $    292
                                                                               ========         ========




        The accompanying notes are an integral part of these consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000



NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations for the three and six month periods ended June 30, 2000 have been included. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this quarterly report, reference should be made to the financial statements, schedules and notes contained in Transtar Holdings, L.P.'s (Holdings) Annual Report on Form 10-K for the year ended December 31, 1999. Transtar Capital Corporation (TCC), a subsidiary of Holdings, is a shell corporation which has nominal assets and no liabilities, operations or cash flows. Accordingly, the financial statements of TCC are not presented because they do not provide material information to investors.

NOTE 2: LONG-TERM DEBT:

On December 7, 1993, Holdings and TCC (Issuers) issued $218 million aggregate principal of 13.375% Senior Discount Notes due December 15, 2003 (Notes). The Notes are the joint and several obligations of the Issuers. An original issue discount of $118 million was amortized over a six-year period commencing December 15, 1993 and ending December 15, 1999. Interest is payable in cash semi-annually in arrears on June 15 and December 15 commencing on June 15, 2000. Interest paid on June 15, 2000 was $14.6 million. The carrying value of the Notes is the same as the principal at maturity of $218 million. The Notes are not guaranteed by Transtar, Inc. (Transtar) or any of its subsidiaries and are subordinated to all existing and future liabilities of the Issuers' subsidiaries. Interest expense attributable to the Notes was $14.6 million and $12.9 million in the first half of 2000 and 1999, respectively, and was $7.3 million and $6.5 million in the second quarter of 2000 and 1999, respectively.

In accordance with an Indenture relating to the issuance of the Notes (the Notes Indenture) certain dividends received from Transtar were paid into an escrow account. Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on the Notes, make certain payments permitted under the Notes Indenture, purchase or optionally redeem Notes or to pay administrative expenses of Holdings. On June 15, 2000 in accordance with the Notes Indenture and an agreement governing the escrow account, Holdings withdrew from the escrow account $14.6 million to pay interest on the Notes. As of June 30, 2000, the escrow balance is $36.8 million. Interest earned on the escrow balance was $1.5 million and $1.2 million in the first half of 2000 and 1999, respectively, and was $0.7 million and $0.6 million in the second quarter of 2000 and 1999, respectively.

NOTE 3: PARTNERS' EQUITY (DEFICIT)

In the first half of 1999, Holdings recorded an adjustment to Partners' Equity (Deficit) of $(1.2) million. This adjustment was recorded as a result of changes in ownership related to Transtar treasury stock transactions with its Management Stock Trusts.

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


                         Transtar Holdings L.P. Results
                For the Three and Six Months ended June 30, 2000
                                 Compared to the
                    Three and Six Months ended June 30, 1999


Overall

Holdings recorded net income for the second quarter of $3.0 million and a net loss of $2.7 million during the first six months of 2000. This represents a $0.9 million unfavorable change from the $3.9 million net income recorded during the second quarter of 1999 and a $0.9 million favorable change from the $3.6 million net loss reported for the first six months of 1999. Holdings' results include its equity investment in Transtar and interest and other financial expenses. For a discussion of results of operations of Transtar, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for Transtar, Inc.

Revenues and Expenses

Holdings did not record any revenues in either 2000 or 1999. Holdings' selling, general and administrative expenses of $0.1 million during the first six months of 2000 were essentially the same as what was incurred during the first half of 1999. During the first six months of 2000, equity in earnings of Transtar and interest income improved from 1999 levels by $2.2 million and $0.3 million, respectively. Interest and other financial expense increased by $0.8 million during the second quarter of 2000 to $7.5 million and by $1.7 million in the first six months to $15.0 million.

Liquidity and Capital Resources

In accordance with an Indenture relating to the issuance of the Notes (the Notes Indenture) certain dividends received from Transtar were paid into an escrow account. Transtar declared no dividends during 1999 or the first six months of 2000. During the second quarter of 2000, Holdings earned $0.7 million in interest from the balance in the escrow account, an increase of $0.1 million from the amount earned in the second quarter of 1999.

Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on the Notes, make certain payments permitted under the Notes Indenture, purchase or optionally redeem Notes or to pay administrative expenses of Holdings. In June 2000, Holdings withdrew from the escrow account $14.6 million to make the first cash interest payment due for the period commencing December 15, 1999 and ending on June 15, 2000. Cash interest will thereafter be payable semi-annually in arrears on June 15 and December 15 of each year through 2003. As of June 30, 2000 the balance in the escrow account is $36.8 million. Funds currently in the escrow account will be sufficient to make the next two semi-annual interest payments on the Notes. When funds in the escrow account have been expended, Holdings will be required to seek additional sources of funds in order to make future interest payments on the Notes. Holdings cannot give any assurances that they will be able to obtain additional funds in order to make such interest payments.

In the past Holdings has received dividends from Transtar in respect of the common stock of Transtar held by Holdings. These dividends and interest earned thereon have been the source of substantially all of the money currently on deposit in the escrow account. Future dividends of Transtar are governed by Transtar's bylaws that require unanimous approval by the Company's directors to declare a dividend or other distribution (absent a decision by an independent consultant breaking a deadlocked vote). Holdings and USX Corporation (USX) each have the right, pursuant to a Stockholders' Agreement dated as of December 28, 1988, as amended (the Stockholders' Agreement), to designate certain directors to the board of directors of the Company. As such, Holdings' ability to cause the Company to declare and pay a dividend or other distribution is dependent upon the concurrence of USX and no assurances can be given that USX will concur in the declaration and payment of such dividends or that any such dividends will actually be declared and paid or that, if declared and paid, any such dividends will be sufficient to fund the remaining payments due under the Notes. The only business activity of Holdings is its investment in Transtar.



           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

B.  TRANSTAR, INC.

                                 TRANSTAR, INC.
                           CONSOLIDATED BALANCE SHEET

                                                  (UNAUDITED)
                                                    June 30,         December 31,
                                                      2000               1999
                                                      ----               ----
                                                      (dollars in thousands)
   ASSETS
Current assets:
  Cash and cash equivalents                         $  11,467         $  14,274
  Accounts receivable from related parties             22,164            20,921
  Accounts receivable from others                      54,828            62,017
  Other current assets                                 15,114            11,049
                                                    ---------         ---------
     Total current assets                             103,573           108,261
Property, plant, and equipment,
    less accumulated depreciation                     415,580           417,902
Operating parts and supplies                           18,281            14,344
Other assets                                           18,933            21,690
                                                    ---------         ---------
     Total assets                                   $ 556,367         $ 562,197
                                                    =========         =========

  LIABILITIES
Current liabilities:
  Accounts payable                                  $  72,910         $  75,047
  Payroll and benefits payable                         38,384            39,059
  Accrued taxes                                        16,455            13,447
  Accrued interest                                        735             1,299
  Current portion of long-term debt                    81,000           110,000
  Other current liabilities                             4,401             1,560
                                                    ---------         ---------
     Total current liabilities                        213,885           240,412
Long-term debt less current portion                        --                --
Postretirement benefits other than pensions           114,507           112,589
Deferred credits and other liabilities                 55,817            57,281
                                                    ---------         ---------
     Total liabilities                                384,209           410,282

  STOCKHOLDERS' EQUITY
Common stock                                            1,000             1,000
Paid-in capital                                        28,601            28,601
Retained earnings                                     159,985           139,742
Treasury stock                                        (17,428)          (17,428)
                                                    ---------         ---------
  Total stockholders' equity                          172,158           151,915
                                                    ---------         ---------
  Total liabilities and stockholders' equity        $ 556,367         $ 562,197
                                                    =========         =========



        The accompanying notes are an integral part of these consolidated financial statements.

                                 TRANSTAR, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                             Three months ended                   Six months ended
                                                                  June 30,                            June 30,
                                                        ---------------------------         ---------------------------
                                                          2000               1999              2000             1999
                                                          ----               ----              ----             ----
                                                          (dollars in thousands)               (dollars in thousands)

Revenues from related parties                           $  70,605         $  67,467         $ 123,518         $ 110,628
Revenues from others                                       69,863            60,048           116,399           101,218
                                                        ---------         ---------         ---------         ---------
   Total revenues                                         140,468           127,515           239,917           211,846
                                                        ---------         ---------         ---------         ---------
Operating expenses (excluding items shown below)          100,176            86,278           184,187           163,488
Selling, general, and administrative expenses               3,440             3,190             6,236             5,978
Depreciation                                                6,960             6,253            13,956            12,589
                                                        ---------         ---------         ---------         ---------
   Total operating expenses                               110,576            95,721           204,379           182,055
                                                        ---------         ---------         ---------         ---------
     Operating income                                      29,892            31,794            35,538            29,791
Other income                                                1,377               709             1,151             1,029
Interest income                                               116               117               312               300
Interest and other financial expenses                      (2,238)           (2,089)           (4,582)           (4,332)
                                                        ---------         ---------         ---------         ---------
   Income before income taxes                              29,147            30,531            32,419            26,788
Less provision for income taxes                            10,935            11,593            12,176            10,502
                                                        ---------         ---------         ---------         ---------
   Net income                                           $  18,212         $  18,938         $  20,243         $  16,286
                                                        =========         =========         =========         =========




                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                   (UNAUDITED)



Retained earnings beginning of period                   $ 141,773         $  82,925         $ 139,742         $  85,577
Net income                                                 18,212            18,938            20,243            16,286
                                                        ---------         ---------         ---------         ---------
Retained earnings end of period                         $ 159,985         $ 101,863         $ 159,985         $ 101,863
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

                                 TRANSTAR, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                        Six months ended
                                                                             June 30,
                                                                  -----------------------------
                                                                     2000                1999
                                                                  ---------            --------
                                                                      (dollars in thousands)
OPERATING ACTIVITIES:
Net income                                                        $ 20,243             $ 16,286
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation                                                      13,956               12,589
  Amortization                                                         285                  138
  Deferred taxes                                                       997                1,243
  Gain on sale of assets                                              (749)                (449)
Changes in other assets and liabilities                              1,259                  (72)
                                                                  --------             --------
  Net cash provided by operating activities                         35,991               29,735
                                                                  --------             --------

INVESTING ACTIVITIES:
Capital expenditures                                               (12,107)             (54,914)
Proceeds from the sale of assets                                     2,310                  855
                                                                  --------             --------
  Net cash used for investing activities                            (9,797)             (54,059)
                                                                  --------             --------

FINANCING ACTIVITIES:
Short-term debt net                                                     --               45,000
Repayment of debt                                                  (29,000)             (21,000)
Payments to acquire Treasury Stock                                      --               (2,603)
                                                                  --------             --------
  Net cash provided by (used for) financing activities             (29,000)              21,397
                                                                  --------             --------

Decrease in cash and cash equivalents                               (2,807)              (2,927)
Cash and cash equivalents at beginning of period                    14,274               21,428
                                                                  --------             --------
Cash and cash equivalents at end of period                        $ 11,467             $ 18,501
                                                                  ========             ========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 TRANSTAR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000


NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION:

Separate consolidated financial statements of Transtar are included in this 10-Q because Transtar is a majority owned subsidiary of Holdings which is not consolidated in the consolidated financial statements of Holdings. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations for the three and six month periods ended June 30, 2000 have been included. The results of operations for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this quarterly report, reference should be made to the Transtar financial statements, schedules and notes contained in Holdings' Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications of prior years' data have been made to conform to 2000 classifications.

NOTE 2: OPERATING SEGMENTS:

Transtar consists of two reportable segments: Railroad Group and Marine Group. Summarized financial information concerning reportable segments is shown on the following table. The "Other" column includes non-allocated corporate related items and the elimination of inter-business unit transactions.

                                                 Railroad         Marine
                                                  Group            Group             Other             Total
                                                  -----            -----             -----             -----
                                                               (dollars in thousands)
For the three months ended June 30, 2000
----------------------------------------
Revenues - external customers                   $  91,201        $  49,267         $      --         $ 140,468
Income before income taxes                         21,565            7,560                22            29,147

For the six months ended June 30, 2000
--------------------------------------
Revenues - external customers                   $ 170,353        $  69,564         $      --         $ 239,917
Income before income taxes                         29,436            2,930                53            32,419

As of June 30, 2000
-------------------
Total Assets                                    $ 414,740        $ 167,838         $ (26,211)        $ 556,367


For the three months ended June 30, 1999
----------------------------------------
Revenues - external customers                   $  88,443        $  39,072         $      --         $ 127,515
Income before income taxes                         22,959            7,563                 9            30,531

For the six months ended June 30, 1999
--------------------------------------
Revenues - external customers                   $ 163,217        $  48,629         $      --         $ 211,846
Income (loss) before income taxes                  28,547           (1,779)               20            26,788

As of December 31, 1999
-----------------------
Total assets                                    $ 423,634        $ 163,754         $ (25,191)        $ 562,197



NOTE 3:  SUBSEQUENT EVENTS:

Effective August 1, 2000, Thomas W. Sterling was elected President and Chief Executive Officer of Transtar, Inc. He succeeds Robert S. Rosati who retired July 31, 2000.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


                             Transtar, Inc. Results
                For the Three and Six Months ended June 30, 2000
                                 Compared to the
                    Three and Six Months ended June 30, 1999


Overall

Transtar is a transportation holding company composed of two segments: the Railroad Group and the Marine Group. Transtar's net income for the quarter ending June 30, 2000 of $18.2 million was a decline of $0.7 million compared with the same period of 1999. Operating income of $29.9 million recorded in the second quarter of 2000 was $1.9 million less than the comparable period of 1999. Net income for the six months ended June 30, 2000 was $20.2 million, a $4.0 million increase from the first six months of 1999. Operating income of $35.5 million generated during the first half of 2000 was $5.7 million more than the same period of 1999. Increased tonnage, additional employment costs, and escalating fuel prices impacted Transtar's second quarter and first half 2000 operating results.

Operating Revenues

Operating revenues totaled $140.5 million in the second quarter of 2000, an increase of $13.0 million over the second quarter of 1999. Railroad Group operating revenues improved by $2.8 million while Marine Group revenues increased by $10.2 million between these periods. During the first six months of 2000, Transtar's operating revenues improved to $239.9 million, a $28.1 million increase over the comparable period of 1999. Both the operating revenues of the Railroad Group and the Marine Group improved during this period, $7.2 million for the Railroad Group and $20.9 million for the Marine Group. The operating revenue increases between these periods were created by the transportation of higher volumes of raw materials for steel production, and other improvements in steel related business driven by increased demand for domestically produced steel. Also contributing to the revenue gain was transportation of additional coal tonnage for export to Asian markets coupled with increased consumption of coal by domestic utilities served by Transtar.

Operating Expenses

Transtar's operating expenses increased $14.9 million and $22.3 million, respectively, during the second quarter and first half of 2000 when compared to the same periods of 1999. The Railroad Group's operating expenses totaled $70.0 million and $140.2 million during the second quarter and first six months of 2000, increases of $5.5 million and $8.2 million, respectively. The Marine Group's operating expenses were $9.4 million and $14.3 million more in the second quarter and first six months of 2000, respectively, as compared to the same periods of 1999. These costs were driven by higher employment costs, increased fuel consumption associated with improved business volumes, a 78 percent ($6.8 million) increase in fuel prices and additional usage by the Marine Group of charter service for the movement of various products. Partially offsetting these increases was a $1.1 million (18 percent) improvement in car hire earnings (a contra to cost) as Transtar's freight car fleet was used in additional off-line loadings. In addition, a $0.9 million charge was recorded in the second quarter of 1999 for additional pension expense relating to the reduced service levels provided by the Lake Terminal Railroad at the USS/Kobe facility in Lorain, Ohio.

Other Expense, net

Transtar's other expense, net, declined by $0.1 million during the first half of 2000 when compared with the first six months of 1999. Interest and other financial expense recorded during the first six months of 2000 was $4.6 million, or $0.3 million more than the same period in 1999. Other miscellaneous income improved by $0.1 million.

Provision for Income Taxes

Transtar's provision for income taxes decreased $0.7 million during the second quarter and increased $1.7 million for the first six months of 2000, when compared to the same period of 1999, directly as a result of changes in before tax earnings.

Liquidity and Capital Resources

Transtar's cash and temporary investments were $11.5 million at June 30, 2000, a $2.8 million reduction from the balance at December 31, 1999. Cash flow from operating activities during the six months ended June 30, 2000 was $36.0 million or $6.3 million more than was generated during the same period of 1999. Contributing to this increase were higher business activity levels, which produced a $4.0 million improvement in net income. Gross capital expenditures were $12.1 million in the first half of 2000, a decline of $42.8 million from the same period of 1999. Capital expenditures in the first half of 1999 included the purchase of a tug barge lake vessel. Proceeds from the disposition of assets were $1.5 million more in the first six months of 2000 than in the same period of 1999.

In August 1999 Transtar amended and restated its original Credit Agreement to acquire additional term loans in the amount of $45.0 million to refinance certain short-term borrowings used in June 1999 for the purchase of a tug barge lake vessel that was previously operated under a long-term lease. This restated term loan facility was collateralized by the stock of Transtar's subsidiaries.

During the first six months of 2000, Transtar retired $29.0 million of debt compared to $21.0 million retired during the first half of 1999. Including the August 1999 borrowing, Transtar has a remaining balance of $81.0 million on its term loan obligations. Only nominal letters of credit are currently outstanding against Transtar's $25.0 million Revolving Credit Facility.




           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II -  OTHER INFORMATION


Item 1.  Legal Proceedings

Holdings and TCC had no reportable events of material pending legal proceedings other than ordinary routine litigation incidental to the business during the three-month period ended June 30, 2000.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.  Financial Data Schedule

(b)  Reports on 8-K

     Holdings and TCC did not file any Current Reports on Form 8K during the quarter ended June 30, 2000.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:    August 10, 2000




                                            TRANSTAR HOLDINGS, L.P.
                                            TRANSTAR CAPITAL CORPORATION



                                            By:   /s/Howard A. Lipson
                                                  ----------------------------
                                                  Howard A. Lipson, Treasurer