Form 10-Q
period 2000-09-30
TRANSTAR HOLDINGS LP
filed 2000-11-13
CIK 916533

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ______________


          Commission File Number  033-73270
                                 ------------
          Commission File Number  033-73270-1
                                 ------------


                             TRANSTAR HOLDINGS, L.P.
                          TRANSTAR CAPITAL CORPORATION
             ------------------------------------------------------
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


                                 345 PARK AVENUE
                               NEW YORK, NY 10154
              -----------------------------------------------------
              (Address and zip code of principal executive offices)


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

                                 Yes   X             No
                                     ------             ------

                             Transtar Holdings, L.P.
                          Transtar Capital Corporation

                                    Form 10-Q
                    Quarterly Period Ended September 30, 2000

                                      INDEX

                                                                                      PAGE
                                                                                      ----
PART I -  FINANCIAL INFORMATION

         A.  TRANSTAR HOLDINGS, L.P.
                      Consolidated Balance Sheet                                        3
                      Consolidated Statements of Operations and Partners' Equity        4
                      Consolidated Statement of Cash Flows                              5
                      Notes to Consolidated Financial Statements                        6
                      Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                            8
                      Quantitative and Qualitative Disclosures About Market Risk        9

         B.  TRANSTAR, INC.
                      Consolidated Balance Sheet                                       10
                      Consolidated Statements of Income and Retained Earnings          11
                      Consolidated Statement of Cash Flows                             12
                      Notes to Consolidated Financial Statements                       13
                      Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                           15
                      Quantitative and Qualitative Disclosures About Market Risk       16

PART II -  OTHER INFORMATION                                                           17

SIGNATURE                                                                              18

PART I - FINANCIAL INFORMATION
------------------------------
 A.  TRANSTAR HOLDINGS, L.P.




                             TRANSTAR HOLDINGS, L.P.
                           CONSOLIDATED BALANCE SHEET


                                                           (Unaudited)
                                                           September 30,          December 31,
                                                               2000                   1999
                                                             ---------             ---------
                                                                  (dollars in thousands)

   ASSETS
Current Assets:
  Cash and cash equivalents                                  $     312             $     299
  Other current assets                                              --                    10
                                                             ---------             ---------
    Total current assets                                           312                   309
Restricted cash                                                 37,389                49,846
Investment in Transtar                                         103,024                81,340
Other assets                                                     2,337                 2,891
                                                             ---------             ---------
    Total assets                                             $ 143,062             $ 134,386
                                                             =========             =========


   LIABILITIES
Current liabilities:
   Accounts payable and other current liabilities            $     515             $     389
   Accrued interest                                              8,588                 1,296
                                                             ---------             ---------
      Total current liabilities                                  9,103                 1,685
Long-term debt (Note 3)                                        218,080               218,080
                                                             ---------             ---------
    Total liabilities                                          227,183               219,765
   PARTNERS' EQUITY (DEFICIT)                                  (84,121)              (85,379)
                                                             ---------             ---------
    Total liabilities and partners' equity                   $ 143,062             $ 134,386
                                                             =========             =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                           Three months ended                 Nine months ended
                                                              September 30                      September 30,
                                                        -------------------------         -------------------------
                                                          2000             1999             2000             1999
                                                        --------         --------         --------         --------
                                                         (dollars in thousands)             (dollars in thousands)
Revenues                                                $     --         $     --         $     --         $     --
Operating expenses:
    Selling, general and administrative expenses              42               57              137              161
                                                        --------         --------         --------         --------
       Operating (loss)                                      (42)             (57)            (137)            (161)
Interest income                                              639              667            2,140            1,839
Interest and other financial expenses                     (7,477)          (7,019)         (22,430)         (20,277)
                                                        --------         --------         --------         --------
    (Loss) before equity in earnings of Transtar          (6,880)          (6,409)         (20,427)         (18,599)
Equity in earnings of Transtar                            10,846           10,158           21,685           18,773
                                                        --------         --------         --------         --------
    Net income                                          $  3,966         $  3,749         $  1,258         $    174
                                                        ========         ========         ========         ========


              CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

Partners' equity (deficit), beginning of period        $(88,087)        $(92,212)        $(85,379)        $(87,432)
Net income                                                3,966            3,749            1,258              174
Other adjustments to partners' equity                        --             (421)              --           (1,626)
                                                       --------         --------         --------         --------
Partners' equity (deficit), end of period              $(84,121)        $(88,884)        $(84,121)        $(88,884)
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

                             TRANSTAR HOLDINGS, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                              Nine months ended
                                                                                 September 30,
                                                                         -----------------------------
                                                                          2000                  1999
                                                                         --------             --------
                                                                             (dollars in thousands)
OPERATING ACTIVITIES:
Net income                                                               $  1,258             $    174
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
    Non-cash interest and other financial expenses                            554               20,277
    Non-cash interest income                                               (2,127)              (1,830)
    Equity in earnings of Transtar                                        (21,685)             (18,773)
    Changes in:
      Accrued interest                                                      7,292                   --
      Accounts payable                                                        126                  153
      Other assets and liabilities                                             11                    9
                                                                         --------             --------
         Net cash provided by (used for) operating activities             (14,571)                  10
                                                                         --------             --------

INVESTING ACTIVITIES:
Withdrawal from restricted cash                                            14,584                   --
                                                                         --------             --------
    Net cash provided by investing activities                              14,584                   --

                                                                         --------             --------

FINANCING ACTIVITIES:
Distribution to partners                                                       --                   --
                                                                         --------             --------
    Net cash provided by financing activities                                  --                   --
                                                                         --------             --------
Increase in cash and cash equivalents                                          13                   10
Cash and cash equivalents at beginning of period                              299                  286
                                                                         --------             --------
Cash and cash equivalents at end of period                               $    312             $    296
                                                                         ========             ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TRANSTAR HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000


NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations for the three and nine month periods ended September 30, 2000 have been included. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this quarterly report, reference should be made to the financial statements, schedules and notes contained in Transtar Holdings, L.P.'s (Holdings) Annual Report on Form 10-K for the year ended December 31, 1999. Transtar Capital Corporation (TCC), a subsidiary of Holdings, is a shell corporation which has nominal assets and no liabilities, operations or cash flows. Accordingly, the financial statements of TCC are not presented because they do not provide material information to investors.


NOTE 2: LONG-TERM DEBT:

On December 7, 1993, Holdings and TCC (Issuers) issued $218 million aggregate principal of 13.375% Senior Discount Notes due December 15, 2003 (Notes). The Notes are the joint and several obligations of the Issuers. An original issue discount of $118 million was amortized over a six-year period commencing December 15, 1993 and ending December 15, 1999. Interest is payable in cash semi-annually in arrears on June 15 and December 15 commencing on June 15, 2000. Interest paid on June 15, 2000 was $14.6 million. The carrying value of the Notes is the same as the principal at maturity of $218 million. The Notes are not guaranteed by Transtar, Inc. (Transtar) or any of its subsidiaries and are subordinated to all existing and future liabilities of the Issuers' subsidiaries. Interest expense attributable to the Notes was $21.9 million and $19.7 million in the first nine months of 2000 and 1999, respectively, and was $7.3 million and $6.8 million in the third quarter of 2000 and 1999, respectively.

In accordance with an Indenture relating to the issuance of the Notes (the Notes Indenture) certain dividends received from Transtar were paid into an escrow account. Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on the Notes, make certain payments permitted under the Notes Indenture, purchase or optionally redeem Notes or to pay administrative expenses of Holdings. On June 15, 2000 in accordance with the Notes Indenture and an agreement governing the escrow account, Holdings withdrew from the escrow account $14.6 million to pay interest on the Notes. As of September 30, 2000, the escrow balance is $37.4 million. Interest earned on the escrow balance was $2.1 million and $1.8 million in the first nine months of 2000 and 1999, respectively, and was $0.6 million and $0.7 million in the third quarter of 2000 and 1999, respectively.


NOTE 3: PARTNERS' EQUITY (DEFICIT)

In the first nine months of 1999, Holdings recorded an adjustment to Partners' Equity (Deficit) of $(1.6) million. This adjustment was recorded as a result of changes in ownership related to treasury stock transactions of Transtar with its Management Stock Trusts.


NOTE 4: SUBSEQUENT EVENTS

On October 4, 2000, Holdings announced that it has entered into a Reorganization and Exchange Agreement (the Reorganization Agreement) with USX Corporation (USX) and Transtar regarding the organization of Transtar. In this reorganization, Holdings will exchange all of its shares in Transtar for 100% of the ownership of four direct Transtar subsidiaries - Bessemer and Lake Erie Railroad Company; the Duluth, Missabe and Iron Range Railway Company; the Pittsburgh & Conneaut Dock Company; and USS Great Lakes Fleet, Inc. and their subsidiaries (collectively, the "Holdings Companies"). As a result of this transaction, USX will become the sole owner of Transtar and its remaining direct subsidiaries - the Birmingham Southern Railroad Company; the Elgin, Joliet and

Eastern Railway Company; the Lake Terminal Railroad Company; the McKeesport Connecting Railroad Company; the Mobile River Terminal Company, Inc.; the Union Railroad Company; the Warrior and Gulf Navigation Company; and Tracks Traffic and Management Services, Inc., and their subsidiaries. Currently Holdings' only business activity is its investment in Transtar. Immediately after the consummation of the reorganization, Holdings' only business activity will be its investment in the Holdings Companies.

Consummation of the reorganization is conditioned upon (i) receipt of required approvals of the Surface Transportation Board, (ii) receipt of applicable antitrust clearances and (iii) receipt by Holdings of the proceeds of a financing in an amount sufficient to refinance the Notes and the Holdings Companies' allocable portion of certain indebtedness of Transtar and of financing commitments in an amount sufficient to fund the working capital needs of the Holdings Companies. In addition, the reorganization is subject to other conditions customary for similar transactions of its type.

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

                         Transtar Holdings L.P. Results
             For the Three and Nine Months ended September 30, 2000
                                 Compared to the
                 Three and Nine Months ended September 30, 1999


Overall

Holdings recorded net income of $4.0 million for the third quarter of 2000, and $1.3 million during the first nine months of 2000. This represents a $0.2 million favorable change from the $3.8 million net income recorded during the third quarter of 1999 and a $1.1 million favorable change from the $0.2 million net income reported for the first nine months of 1999. Holdings' results include its equity investment in Transtar and interest and other financial expenses. For a discussion of results of operations of Transtar, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for Transtar, Inc.


Revenues and Expenses

Holdings did not record any revenues in either 2000 or 1999. Holdings' selling, general and administrative expenses of $0.1 million during the first nine months of 2000 were essentially the same as what was incurred during the same period of 1999. During the first nine months of 2000 equity in earnings of Transtar and interest income improved from 1999 levels by $2.9 million and $0.3 million, respectively. Interest and other financial expense increased by $0.5 million during the third quarter of 2000 to $7.5 million, and by $2.2 million in the first nine months to $22.4 million.


Liquidity and Capital Resources

In accordance with an Indenture relating to the issuance of the Notes (the Notes Indenture) certain dividends received from Transtar in years prior to 1999 were paid into an escrow account. Transtar declared no dividends during 1999 or the first nine months of 2000. The previous dividend payments and interest earned thereon have been the source of all of the money currently on deposit in the escrow account. During the third quarter of 2000, Holdings earned $0.6 million in interest from the balance in the escrow account, versus $0.7 million earned in the third quarter of 1999.

Funds in the escrow account are invested in cash equivalents and may only be released to pay interest and principal on the Notes, make certain payments permitted under the Notes Indenture, purchase or optionally redeem Notes or to pay administrative expenses of Holdings. In June 2000, Holdings withdrew from the escrow account $14.6 million to make the first cash interest payment due for the period commencing December 15, 1999 and ending on June 15, 2000. Cash interest will thereafter be payable semi-annually in arrears on June 15 and December 15 of each year. As of September 30, 2000 the balance in the escrow account is $37.4 million. Funds currently in the escrow account will be sufficient to make the next two semi-annual interest payments on the Notes. When funds in the escrow account have been expended, Holdings will be required to seek additional sources of funds in order to make future interest payments on the Notes. Holdings cannot give any assurances that they will be able to obtain additional funds in order to make such interest payments. Future dividends of Transtar are governed by Transtar's bylaws that require unanimous approval by the Company's directors and the Reorganization Agreement (see Note 4:
Subsequent Events in Holdings' Notes to Consolidated Financial Statements) prohibits Transtar from paying any dividends prior to the earlier of the consummation of the transactions contemplated by the Reorganization Agreement and the termination of the Reorganization Agreement without the consent of each of Holdings and USX.

The consummation of the transactions contemplated by the Reorganization Agreement will result in the occurrence of a change in control under the Notes, which, if it occurs, will require Holdings to offer to repurchase the Notes at an aggregate price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereof. The consummation of the transactions contemplated by the Reorganization Agreement is conditioned on, among other things, the receipt of financing in an amount sufficient to refinance the Notes.

New Accounting Standard

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This pronouncement, as amended by SFAS 137 and 138, requires all derivative instruments to be reported at fair value on the balance sheet; depending on the nature of the derivative instrument, changes in fair value will be recognized either in net income or as an element of other comprehensive income. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company has not engaged in significant activity with respect to derivative instruments or hedging activities in recent years. Management of the Company has not yet determined the impact, if any, of the adoption of SFAS 133 on the Company's financial position or results of operations.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

B.  TRANSTAR, INC.

                                 TRANSTAR, INC.
                           CONSOLIDATED BALANCE SHEET


                                                       (Unaudited)
                                                       September 30,         December 31,
                                                           2000                  1999
                                                        ---------             ---------
                                                            (dollars in thousands)
   ASSETS
Current assets:
  Cash and cash equivalents                             $  21,385             $  14,274
  Accounts receivable from related parties                 20,060                20,921
  Accounts receivable from others                          52,912                62,017
  Other current assets                                     13,027                11,049
                                                        ---------             ---------
     Total current assets                                 107,384               108,261
Property, plant, and equipment,
    less accumulated depreciation                         416,794               417,902
Operating parts and supplies                               16,136                14,344
Other assets                                               17,265                21,690
                                                        ---------             ---------
     Total assets                                       $ 557,579             $ 562,197
                                                        =========             =========

  LIABILITIES
Current liabilities:

  Accounts payable                                      $  67,937             $  75,047
  Payroll and benefits payable                             35,935                39,059
  Accrued taxes                                            12,769                13,447
  Accrued interest                                            865                 1,299
  Current portion of long-term debt                        71,000               110,000
  Other current liabilities                                 2,534                 1,560
                                                        ---------             ---------
     Total current liabilities                            191,040               240,412
Long-term debt less current portion                            --                    --
Postretirement benefits other than pensions               116,287               112,589
Deferred credits and other liabilities                     57,838                57,281
                                                        ---------             ---------
     Total liabilities                                    365,165               410,282

  STOCKHOLDERS' EQUITY
Common stock                                                1,000                 1,000
Paid-in capital                                            28,601                28,601
Retained earnings                                         180,241               139,742
Treasury stock                                            (17,428)              (17,428)
                                                        ---------             ---------
  Total stockholders' equity                              192,414               151,915
                                                        ---------             ---------
  Total liabilities and stockholders' equity            $ 557,579             $ 562,197
                                                        =========             =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 TRANSTAR, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                             Three months ended                  Nine months ended
                                                                September 30,                      September 30,
                                                           ----------------------              ----------------------
                                                           2000              1999              2000              1999
                                                           ----              ----              ----              ----
                                                          (dollars in thousands)              (dollars in thousands)
Revenues from related parties                           $  79,063         $  63,875         $ 202,581         $ 174,503
Revenues from others                                       60,340            63,333           176,739           164,551
                                                        ---------         ---------         ---------         ---------
   Total revenues                                         139,403           127,208           379,320           339,054
                                                        ---------         ---------         ---------         ---------
Operating expenses (excluding items shown below)           97,986            83,532           282,173           247,020
Selling, general, and administrative expenses               3,473             4,393             9,709            10,371
Depreciation                                                7,068             6,654            21,024            19,243
                                                        ---------         ---------         ---------         ---------
   Total operating expenses                               108,527            94,579           312,906           276,634
                                                        ---------         ---------         ---------         ---------
     Operating income                                      30,876            32,629            66,414            62,420
Other income                                                3,214               709             4,365             1,738
Interest income                                               266               177               578               477
Interest and other financial expenses                      (1,852)           (2,623)           (6,434)           (6,955)
                                                        ---------         ---------         ---------         ---------
   Income before income taxes                              32,504            30,892            64,923            57,680
Less provision for income taxes                            12,248            11,752            24,424            22,254
                                                        ---------         ---------         ---------         ---------
   Net income                                           $  20,256         $  19,140         $  40,499         $  35,426
                                                        =========         =========         =========         =========


                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                   (UNAUDITED)


Retained earnings beginning of period                   $ 159,985         $ 101,863         $ 139,742         $  85,577
Net income                                                 20,256            19,140            40,499            35,426
                                                        ---------         ---------         ---------         ---------
Retained earnings end of period                         $ 180,241         $ 121,003         $ 180,241         $ 121,003
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

                                 TRANSTAR, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                       Nine months ended
                                                                          September 30,
                                                                  -----------------------------
                                                                    2000                 1999
                                                                  --------             --------
                                                                     (dollars in thousands)
OPERATING ACTIVITIES:
Net income                                                        $ 40,499             $ 35,426
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation                                                      21,023               19,243
  Amortization                                                         427                  300
  Deferred taxes                                                     2,851                3,401
  Gain on sale of assets                                            (4,213)                (467)
Changes in other assets and liabilities                               (519)              (3,473)
                                                                  --------             --------
  Net cash provided by operating activities                         60,068               54,430
                                                                  --------             --------

INVESTING ACTIVITIES:
Capital expenditures                                               (21,284)             (60,750)
Proceeds from the sale of assets                                     7,327                3,710
                                                                  --------             --------
  Net cash used for investing activities                           (13,957)             (57,040)
                                                                  --------             --------

FINANCING ACTIVITIES:
Short-term debt net                                                     --               45,000
Repayment of debt                                                  (39,000)             (39,000)
Payments to acquire Treasury Stock                                      --               (4,067)
                                                                  --------             --------
  Net cash provided by (used for) financing activities             (39,000)               1,933
                                                                  --------             --------

Increase (Decrease) in cash and cash equivalents                     7,111                 (677)
Cash and cash equivalents at beginning of period                    14,274               21,428
                                                                  --------             --------
Cash and cash equivalents at end of period                        $ 21,385             $ 20,751
                                                                  ========             ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 TRANSTAR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000





NOTE 1: BASIS OF FINANCIAL STATEMENT PRESENTATION:

Separate consolidated financial statements of Transtar are included in this 10-Q because Transtar is a majority owned subsidiary of Holdings which is not consolidated in the consolidated financial statements of Holdings. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations for the three and nine month periods ended September 30, 2000 have been included. The results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this quarterly report, reference should be made to the Transtar financial statements, schedules and notes contained in Holdings' Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications of prior years' data have been made to conform to 2000 classifications.


NOTE 2: OPERATING SEGMENTS:

Transtar consists of two reportable segments: Railroad Group and Marine Group. Summarized financial information concerning reportable segments is shown on the following table. The "Other" column includes non-allocated corporate related items and the elimination of inter-business unit transactions.


                                                     Railroad         Marine
                                                      Group           Group           Other            Total
                                                     --------        --------        -------          --------
                                                                      (dollars in thousands)
For the three months ended September 30, 2000
Revenues - external customers                        $ 88,253        $ 51,150        $     --         $139,403
Income before income taxes                             23,988           8,499              17           32,504

For the nine months ended September 30, 2000
Revenues - external customers                        $258,606        $120,714        $     --         $379,320
Income before income taxes                             53,424          11,429              70           64,923

As of September 30, 2000
Total Assets                                         $418,900        $160,335        $(21,656)        $557,579

For the three months ended September 30, 1999
Revenues - external customers                        $ 90,850        $ 36,358        $     --         $127,208
Income before income taxes                             25,570           5,310              12           30,892

For the nine months ended September 30, 1999
Revenues - external customers                        $254,067        $ 84,987        $     --         $339,054
Income before income taxes                             54,117           3,531              32           57,680

As of December 31, 1999
Total assets                                         $423,634        $163,754        $(25,191)        $562,197

NOTE 3: CURRENT PORTION OF LONG-TERM DEBT:

Transtar's Credit Agreement, as amended and restated on August 26, 1999 (the Restated Credit Agreement) provided for Term Loans in the aggregate principal amount of $130 million, all of which are collateralized by the stock of the Transtar subsidiaries. As of September 30, 2000, Transtar has a remaining balance of $71 million on its term loan obligations. Under the terms of the Restated Credit Agreement, the entire $71 million is scheduled for payment on December 31, 2000. Transtar is negotiating a refinancing which would entail entering into a new credit agreement or obtaining an extension of the existing Restated Credit Agreement for approximately $42 million of these obligations. It would also provide for an extension or replacement of the existing $25 million revolving credit facility.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                             Transtar, Inc. Results
             For the Three and Nine Months ended September 30, 2000
                                 Compared to the
                 Three and Nine Months ended September 30, 1999


Overall

Transtar is a transportation holding company composed of two segments: the Railroad Group and the Marine Group. Transtar's net income of $20.3 million for the quarter ending September 30, 2000 was an improvement of $1.1 million compared with the same period of 1999. Operating income of $30.9 million recorded in the third quarter of 2000 was $1.8 million less than the comparable period of 1999. Net income for the nine months ended September 30, 2000 was $40.5 million, a $5.1 million increase from the first nine months of 1999. Operating income of $66.4 million generated during the first nine months of 2000 was $4.0 million more than the same period of 1999. Increased business volume, additional employment costs, and continued escalation in fuel prices impacted Transtar's third quarter and first nine months operating results as compared to similar periods of the previous year.


Operating Revenues

Operating revenues totaled $139.4 million in the third quarter of 2000, an increase of $12.2 million from the third quarter of 1999. The Railroad Group's operating revenues declined by $2.6 million while the Marine Group's revenues increased by $14.8 million in the third quarter of 2000 when compared to the same period of 1999. In the first nine months of 2000, Transtar's operating revenues improved to $379.3 million, a $40.3 million increase over the comparable period of 1999. During this period, both groups' operating revenues were greater than 1999, $4.5 million for the Railroad Group and $35.7 million for the Marine Group. The operating revenue increase between these two periods resulted from increased participation in the transportation of raw materials for steel production. Also contributing to the revenue gain was transportation of additional coal tonnages for export to Asian markets, coupled with increased consumption of coal by domestic utilities served by Transtar.


Operating Expenses

Transtar's operating expenses increased $13.9 million and $36.3 million, respectively, during the third quarter and first nine months of 2000 when compared to the same periods of 1999. The Railroad Group's operating expenses totaled $67.1 million and $207.3 million during the third quarter and first nine months of 2000, representing increases of $2.4 million and $10.6 million, respectively. The Marine Group's operating expenses increased $11.6 million and $25.9 million in the third quarter and first nine months of 2000, respectively, when compared to the same periods of 1999. Transtar's increased costs were driven by higher employment costs and fuel consumption associated with increased business volumes, a 66 percent or $10.7 million year-to-date increase in fuel prices, and additional usage by the Marine Group of charter service for the movement of various products. Partially offsetting these increases was a $1.1 million or 11 percent year-to-date improvement in car hire earnings (a contra to cost) as Transtar's freight car fleet was used in additional off-line loadings.


Other Expense, net

Transtar's other expense, net, improved by $3.2 million during the first nine months of 2000 when compared with the same period of 1999. Interest and other financial expenses recorded during the first nine months of 2000 were $6.4 million, or $0.5 million less than the same period in 1999. In the first nine months of 2000, other miscellaneous income improved by $2.6 million primarily as the result of asset sales.

Provision for Income Taxes

Transtar's provision for income taxes increased by $0.5 million during the third quarter and $2.2 million for the first nine months of 2000, when compared to the same period of 1999, directly as a result of changes in before tax earnings.


Liquidity and Capital Resources

Transtar's cash and temporary investments were $21.4 million at September 30, 2000, or $7.1 million more than the balance at December 31, 1999. Cash flow from operating activities during the nine months ended September 30, 2000 was $60.1 million or $5.6 million more than was generated during the same period of 1999. The major contributor to this increase was a $5.1 million improvement in net income. Gross capital expenditures were $21.3 million in the first nine months of 2000, a decline of $39.5 million from the same period of 1999. Capital expenditures in 1999 included the $45.0 million purchase of a tug barge lake vessel. Proceeds from the disposition of assets were $3.6 million more in the first nine months of 2000 than in the same period of 1999.

In August 1999 Transtar amended and restated its original Credit Agreement to acquire additional term loans in the amount of $45.0 million to refinance certain short-term borrowings used in June 1999 for the purchase of a tug barge lake vessel that was previously operated under a long-term lease. This restated term loan facility was collateralized by the stock of Transtar's subsidiaries.

During the first nine months of 2000, Transtar retired $39.0 million of debt, the same as retired during the first nine months of 1999. Including the August 1999 borrowing, Transtar has a remaining balance of $71.0 million on its term loan obligations. Only nominal letters of credit are currently outstanding against Transtar's $25.0 million revolving credit facility.

Transtar's Credit Agreement, as amended and restated on August 26, 1999 (the Restated Credit Agreement) provided for Term Loans in the aggregate principal amount of $130 million, all of which are collateralized by the stock of the Transtar subsidiaries. As of September 30, 2000, Transtar has a remaining balance of $71 million on its term loan obligations. Under the terms of the Restated Credit Agreement, the entire $71 million is scheduled for payment on December 31, 2000. Transtar is negotiating a refinancing which would entail entering into a new credit agreement or obtaining an extension of the existing Restated Credit Agreement for approximately $42 million of these obligations. It would also provide for an extension or replacement of the existing $25 million revolving credit facility.

New Accounting Standard

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This pronouncement, as amended by SFAS 137 and 138, requires all derivative instruments to be reported at fair value on the balance sheet; depending on the nature of the derivative instrument, changes in fair value will be recognized either in net income or as an element of other comprehensive income. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company has not engaged in significant activity with respect to derivative instruments or hedging activities in recent years. Management of the Company has not yet determined the impact, if any, of the adoption of SFAS 133 on the Company's financial position or results of operations.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II -  OTHER INFORMATION

Item 1.  Legal Proceedings

Holdings and TCC had no reportable events of material pending legal proceedings other than ordinary routine litigation incidental to the business during the three-month period ended September 30, 2000.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27. Financial Data Schedule

(b)  Reports on 8-K

     Holdings and TCC did not file any Current Reports on Form 8-K during the quarter ended September 30, 2000. On October 4, 2000, Holdings and TCC filed a Form 8-K announcing that it has entered into a Reorganization and Exchange Agreement with USX Corporation and Transtar.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2000




                                TRANSTAR HOLDINGS, L.P.
                                TRANSTAR CAPITAL CORPORATION



                                By: /s/ Howard A. Lipson
                                   --------------------------
                                    Howard A. Lipson, Treasurer